Form 10-Q
period 1995-09-30
RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
filed 1995-11-13
CIK 311250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q



         [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended September 30, 1995.

         [  ]  Transition  Report  Pursuant  to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934 For the transition period
                  from                  to

                         Commission file number 2-64413
                             -----------------------


               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
             (Exact name of registrant as specified in its charter)



           California                                    94-2645847
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)

  One Market, Steuart Street Tower
   Suite 900, San Francisco, CA                         94105-1301
       (Address of principal                            (Zip code)
        executive offices)


        Registrant's telephone number, including area code (415) 974-1399
                             -----------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    No ______

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
               STATEMENTS OF REVENUES COLLECTED AND EXPENSES PAID
                            AND OTHER CHANGES IN CASH




                                                          For the three months                      For the nine months
                                                          ended September 30,                       ended September 30,
                                                   --------------------------------------------------------------------------------
                                                        1995               1994                    1995                1994
                                                   --------------------------------------------------------------------------------

  Revenues Collected:
    Lease revenue received                          $    620,590       $    433,324           $   1,870,231       $   1,740,277
    Interest and other income                             18,343              5,422                  61,280              44,304
                                                   --------------------------------------------------------------------------------
        Total revenues collected                         638,933            438,746               1,931,511           1,784,581

  Expenses:
    Repairs and maintenance                               97,293             64,439                 240,397             241,112
    Insurance                                                 --              6,710                    (254)             29,593
    Property taxes                                         4,909             12,737                  21,362              42,728
    Accounting and legal fees                              1,824                297                   6,334               9,076
    Storage, repositioning and other                       2,014              1,635                   6,049              13,637
                                                   --------------------------------------------------------------------------------
        Total expenses paid                              106,040             85,818                 273,888             336,146
                                                   --------------------------------------------------------------------------------

  Excess of revenues collected
    over expenses paid                                   532,893            352,928               1,657,623           1,448,435
                                                   --------------------------------------------------------------------------------

  Other increases (decreases) in cash:

    Prepaid mileage, reimbursable repairs
      and other                                           48,992             82,037                  49,037              88,598
    Management fees paid                                 (67,431)           (64,149)               (195,103)           (184,676)
    Receipt of proceeds from sold or destroyed
      cars                                                    --                 --                  22,461             554,134
    Receipt of proceeds for transfer of car
      ownership                                           75,000                 --                 250,000                  --
    Payments to investors for sold or
      destroyed cars                                          --            (47,127)                (47,968)           (589,635)
    Payments to investors for transfer of car
      ownership                                          (72,000)                --                (240,000)            (20,160)
    Commission paid                                       (2,000)                --                  (9,000)                 --
    Distributions to investors                          (444,597)          (403,223)             (1,286,868)         (1,233,875)
                                                   --------------------------------------------------------------------------------
  Net other decreases in cash                           (462,036)          (432,462)             (1,457,441)         (1,385,614)
                                                   --------------------------------------------------------------------------------

  Net increase (decrease) in cash                         70,857            (79,534)                200,182              62,821

  Cash at beginning of period                          1,506,650          1,315,208               1,377,325           1,172,853
                                                   --------------------------------------------------------------------------------

  Cash at end of period                             $  1,577,507       $  1,235,674           $   1,577,507       $   1,235,674
                                                   ================================================================================



                       See accompanying notes to financial
                                  statements.

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
         NOTES TO THE STATEMENTS OF REVENUES COLLECTED AND EXPENSES PAID
                            AND OTHER CHANGES IN CASH
                               September 30, 1995



1.    Basis of Presentation

RMI Covered Hopper Railcar Management Program 79-1 (the "Program") is not a legal entity. The statements of revenues collected and expenses paid and other changes in cash (the "Statements") of the Program are presented on the cash basis of accounting, used for reporting to investors in the Program in accordance with the Management Agreement with PLM Investment Management, Inc. ("IMI"). Under the cash basis, revenues are recognized when received, rather than when earned, and expenses are recognized when paid, rather than when the obligation is incurred. Accordingly, the Statements are not intended to present financial position, or results of operations or cash flows in accordance with generally accepted accounting principles.

2.   Operations

At September 30, 1995, 494 cars, which are owned by the investors, were being managed by IMI under the Program, all of which were covered by lease agreements. During the nine months ending September 30,1995, one car was destroyed and ten railcars transferred from several investors to other investors and IMI received a commission fee of $9,000 to handle the transfer.

3.   Equalization reserve

Under the terms of the management agreement, IMI may, at its discretion, cause the Program to retain a certain amount of cash (the working capital reserve) to cover future disbursements and provide for a balanced distribution of funds to the investors each quarter. IMI has determined the working capital reserve at September 30, 1995, to be $954,768 ($956,308 at December 31, 1994).

4.   Reclassification

Certain amounts in the 1994 Statements have been reclassified to conform to 1995 presentation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CASH BALANCES AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

The Program's capital commitments consist of paying operating expenses, and to the extent funds are available, making cash distributions to the investors. Cash reserves are considered sufficient to cover all known liabilities of the equipment pool.

Comparison of the Program's Revenues Collected, Expenses Paid and Other Changes in Cash for the Three Months Ended September 30, 1995 and 1994

Revenues collected:

(1) Lease receipts increased to $620,590 in the third quarter of 1995, from $433,324 in the third quarter of 1994. The increase is primarily due to the timing of receipt of revenues during the comparable periods and higher average lease rates.

(2) Interest and other income increased to $18,343 in the third quarter of 1995, from $5,422 in the third quarter of 1994, due to higher interest income resulting from higher cash balances and a higher rate of interest paid, offset in part by a lower exchange rate gain.

Expenses paid:

(1) Repairs and maintenance expense increased to $97,293 in the third quarter of 1995, from $64,439 in the third quarter of 1994. The increase is due to the timing of payments of expenses during comparable periods.

(2) Insurance decreased to zero in the third quarter of 1995, from $6,710 in the third quarter of 1994 due to timing of payments of expenses during comparable periods. Insurance policies remain in force for all equipment.

(3) Property taxes decreased to $4,909 in the third quarter of 1995, from $12,737 in the third quarter of 1994. The decrease is due to the timing of payments for these expenses during the comparable periods, as the tax rates remained constant.

(4) Accounting and legal fees increased to $1,824 in the third quarter of 1995, from $297 in the third quarter of 1994 due to the timing of payments for these expenses during the comparable periods, as the service level remain the same.

(5) Storage, repositioning and other expenses increased to $2,014 in the third quarter of 1995, from $1,635 in the third quarter of 1994. The increase is primarily due to the timing of payments of expenses during comparable periods.

Other changes in cash:

(1) Prepaid mileage, reimbursable repairs and other are composed primarily of receipts of mileage credits from railroads which are due to lessees, net of reimbursable repairs due from lessees. The funds increased by $48,992 in the third quarter of 1995, as compared to an increase of $82,037 in the third quarter of 1994. The difference between comparable periods is due primarily to the timing of net receipts and repayments of these funds by the Program.

(2) Management fees paid increased to $67,431 in the third quarter 1995, from $64,149 in the third quarter of 1994. The increase is due to $11,115 of incentive fees for net income over $750 per car that was paid in the third quarter of 1995, as compared to $7,605 that was paid in the third quarter of 1994.

The Program distributed $444,597 to investors in the third quarter 1995, a 10% increase from the comparable period in 1994.

The Program's performance in the second quarter 1995 is not necessarily indicative of future periods.


Comparison of the Program's Revenues Collected, Expenses Paid and Other Changes in Cash for the Nine Months Ended September 30, 1995 and 1994


Revenues collected:

(1) Lease receipts increased to $1,870,231 for the nine-month period ended September 30, 1995, from $1,740,277 for the comparable period in 1994. The increase is primarily due to timing of rental receipts between the comparable periods and higher average lease rates. In addition, during 1994, 24 railcars were sold or destroyed.

(2) Interest and other income increased to $61,280 for the nine-month period ended September 30, 1995, from $44,304 for the comparable period in 1994. The increase is primarily due to an increase in interest income resulting from higher cash balances and a higher rate of interest paid, $21,500 for business interruption insurance claims was received, a similiar claim was not received during 1995.

Expenses paid:

(1) Repairs and maintenance expense decreased to $240,397 in the nine-month period ended September 30, 1995, from $241,112 for the comparable period in 1994. The decrease is primarily due to the timing of payments of expenses during comparable periods.

(2) Insurance decreased to a credit amount of $254 for the nine-month period ended September 30, 1995, from expense of $29,593 for the comparable period in 1994. The decrease is due to an additional 1991 annual premium for business interruption insurance paid in the first quarter of 1994, partially offset by a refund of 1993 annual premium for contingent liability insurance received in the first quarter of 1995.

(3) Property taxes decreased to $21,362 for the nine-month ended September 30, 1995, from $42,728 for the comparable period in 1994. The decrease is due to the timing receipt of invoices from various states, and to the timing of payments for these expenses during the comparable periods, as the tax rates remained constant.

(4) Accounting and legal fees decreased to $6,334 for the nine-month period ended September 30, 1995, from $9,076 for the comparable period in 1994 as the result of a reduction in the cost for these professional services.

(5) Storage, repositioning and other expenses decreased to $6,049 for the nine-month period ended September 30, 1995, from $13,637 for the comparable period in 1994. The decrease is due to timing of payments for these expenses during comparable periods.

Other changes in cash:

(1) Prepaid mileage, reimbursable repairs and other are composed primarily of receipts of mileage credits from railroads which are due to lessees, net of reimbursable repairs due from lessees. The funds increased by $49,037 during the nine-month period ended September 30, 1995, as compared to an increase of $88,598 for the comparable period in 1994. The difference between comparable periods is due primarily to the timing of net receipts and repayments of these funds by the Program.

(2) Management fees paid increased to $195,103 in the nine-month period ended September 30, 1995, from $184,676 for the comparable period in 1994. The increase is due to $25,965 of incentive fees for net income over $750 per car that was paid during 1995, as compared to $11,505 in incentive fees which was paid during 1994.

The Program distributed $1,286,868 to investors for the nine-month period ended September 30, 1995, a 4% increase from the comparable period in 1994.

Inflation and changing prices did not materially impact the Program's revenues collected, expenses, and other changes in cash during the reported periods.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             RMI COVERED HOPPER RAILCAR
                                             MANAGEMENT PROGRAM 79-1


                                             By: PLM Investment Management, Inc.
                                                 Manager


                                             By: /s/ Stephen M. Bess
                                                 --------------------
                                                 Stephen M. Bess
                                                 President



Date:  November 13, 1995                     By: /s/ David J. Davis
                                                 -----------------------
                                                 David J. Davis
                                                 Vice President and
                                                 Corporate Controller