Form 10-K
period 1995-12-31
RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
filed 1996-03-28
CIK 311250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-K


         [x]      Annual  Report   Pursuant  to  Section  13  or  15(d)  of  the
                  Securities Exchange Act of 1934 For the fiscal year ended December 31, 1995.

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

         Aggregate Market Value of Voting Stock:  N/A

         An index of exhibits filed with this Form 10-K is located at page 21.

         Total number of pages in this report:  22

                                     PART I

ITEM 1.       BUSINESS

(A) Background

In 1979, PLM Investment Management, Inc. (IMI or Manager) (formerly PLM Railcar Management, Inc.), a wholly owned subsidiary of PLM Financial Services, Inc.
(FSI), sponsored the public offering of a management program entitled RMI Covered Hopper Railcar Management Program 79-1 (variously, the Registrant or the Program). The Program was registered with the Securities and Exchange Commission under the Securities Act of 1933. The Program offered to investors, meeting certain suitability standards, the opportunity to purchase from PLM Transportation Equipment Corporation (TEC) (formerly National Equipco, Inc.), an affiliate of FSI, one or more 100-ton triple covered hopper, 4,700/4,750 cubic foot, railroad cars with center pockets, gravity discharge, and trough hatches (car or cars).

      The purchase price for one unit, consisting of one car plus a Management Agreement (Unit), was the sum of (i) the manufacturer's invoice price of a car,
(ii) a commencement fee, equal to 10% prior to August 15, 1980, and 13% thereafter, of the manufacturer's invoice price and (iii) initial storage and transit costs.

      The Program is organized to provide investors with an efficient and convenient method of acquiring, leasing, maintaining and managing individually owned railroad cars. With certain exceptions, operating revenues and expenses from all cars managed under the Program are pooled. Net income, or net loss, is allocated to each participant and excess cash flow is distributed to each participant on a pro-rata basis.

      IMI manages 11 private railcar management programs and two public railcar programs. Each of the programs involves a distinct group of railcars available for a specified time and managed separately, with all funds from each management program administered separately. The railcars owned by investors in each pool are subject to separate leases.

(B)   Sale and Availability of Cars

Program investors purchased 777 cars for a price per car ranging from $48,000 to $50,000, which included commencement fees. The Program closed April 30, 1981 and two cars were added to the Program in October and November 1995.

(C)   Management

The investors were offered the option of entering into a 10-year management agreement (Management Agreement) with IMI, pursuant to which IMI has acted as the investors' agent for the purpose of managing and leasing the investors' car or cars. Pursuant to the original Management Agreement and extensions thereof, IMI receives a management fee on a per car basis at a fixed rate each month, plus an incentive management fee equal to 15% of "Net Earnings" (as defined in the Management Agreement) over $750 per car per quarter. At December 31, 1995, 495 cars continued to be managed in the Program, all of which were on lease. The weighted average monthly rental rate per car in 1995 was $411.

      All 495 cars in the Program are operating under fixed payment, full service lease agreements. Additional mileage revenue above the fixed lease payments may also be earned for certain cars.

      In most circumstances, the Manager endeavors to obtain the longest lease term practicable. At December 31, 1995, the Program had leases with the following lessees which accounted for greater than 10% of the total number of cars in the Program:

  Lessee                                                          Number of cars      %       Remaining Lease Term
  --------------------------------------------------------------------------------------------------------------------

  Louis Dreyfus Corp.                                                   69           14           20-60 months
  San Luis Central Railroad                                             66           13            60 months
  Canadian Pacific Railroad                                             82           17           8-48 months
  Union Pacific                                                         121          24             5 months
  General Chemical Corp.                                                58           12            20 months

      Under most of the Program's leases, the lessor is obligated to pay property taxes and to maintain the cars in good running condition. When cars need repair, rent will generally abate during the period they are out of service. Lessees are usually obligated to pay all other operating expenses of the cars. Lessees are normally responsible for the loss, damage or destruction of the cars, except in the case of negligence, recklessness or willful misconduct on the part of the Manager. Regulatory changes may occasionally require cars to be altered or retrofitted. Typically, such alterations or retrofits are the responsibility of the investor. The leases usually provide for an increase in the monthly rental rate calculated as a percentage of the cost of any such alterations. In such cases, rent will abate for the period of time while the alterations are being made.

      Monthly management fees of $38 per car and quarterly incentive management fees are charged directly to the individual investors pursuant to five-year extensions made to the original Management Agreements which had original terms of ten years. Prior to the five-year extensions, management fees were being charged at the rate of $55 per car.

(D)   Competition

Full service lease rental rates are highly competitive and are not subject to regulation by the Interstate Commerce Commission. Lease rental rates are principally affected by the demand for and the supply of cars between different owner-lessors. Secondarily, lease rental rates are influenced by a number of factors, including the cost of new and used cars, interest rates, maintenance and operating costs, property taxes, other direct operating costs and the level of railroad mileage allowances.

      The major leasing competitors of the Program who are also involved in leasing privately-owned covered hopper cars are: ACF Industries, Inc. (Shippers Car Line Division), U.S. Rail Services, Inc., General American Transportation Corp., General Electric Railcar Services Corporation, and Union Tank Car Co.

(E)   Demand

Nearly all the major railroads reported substantial revenue increases during 1995. As additional industry consolidation is expected in 1996, these mergers should produce further operating efficiencies leading to continued increases in revenues and profits. Car loadings rose approximately 3% during 1995 with chemicals, metals, and grain experiencing the largest gains.

      The Program's cars experienced 100% utilization during 1995. Rates are at the top of the cycle for all types of cars. With demand continuing high, rental rates for most types of cars are expected to remain relatively strong during 1996.

      On the supply side, industry experts predict approximately 55,000 new car builds and 40,000 retirements for a net gain of about 1.2% in the total U.S. fleet during 1996. While car builders are still busy, orders are not coming in as rapidly as in the last two years, so it is likely additions will not significantly outpace retirements this year.


ITEM 2.       PROPERTIES

At December 31, 1995, the Program had no properties except for the 495 cars being managed under the Program, as described in Item 1(c). The Program maintains its principal office at One Market, Steuart Street Tower, Suite 900, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Program.

ITEM 3.       LEGAL PROCEEDINGS

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Program's owners during the last quarter of its fiscal year ended December 31, 1995.





                      (This space intentionally left blank)

                                     PART II
ITEM 5.       MARKET FOR THE PROGRAM'S EQUITY AND RELATED EQUITY MATTERS

None.







                      (This space intentionally left blank)

ITEM 6.       SELECTED FINANCIAL DATA

Table 1, below, lists selected financial data for the five years ended December 31, 1995, prepared on a cash basis, for the Program, as a whole and on a per car basis, computed on a weighted average available car per day basis:

                                     TABLE 1
                        For the years ended December 31,

                                            1995             1994            1993             1992             1991
                                       ----------------------------------------------------------------------------------

    Per car available (computed
      on a weighted average car
      per day basis

    Total revenues collected            $      5,177     $      4,849     $      4,826    $      4,702     $      4,337

    Expenses paid                               (922)            (976)          (1,108)         (1,417)            (742)

    Excess of revenue collected
      over expenses paid                       4,255            3,873            3,718           3,285            3,595

    Management fees paid                        (531)            (486)            (476)           (456)            (488)

    Total revenues collected less
      total expenses and
      management fees paid              $      3,724     $      3,387     $      3,242    $      2,829     $      3,107

    Total Program

    Total revenues collected            $  2,559,935     $  2,441,627     $  2,509,506    $  2,445,292     $  2,266,939

    Expenses paid                           (455,927)        (491,486)        (576,012)       (736,622)        (387,934)

    Excess of revenues collected
      over expenses paid                   2,104,008        1,950,141        1,933,494       1,708,670        1,879,005

    Management fees paid                    (262,458)        (244,940)        (247,539)       (237,120)        (254,817)

    Total revenues collected less
      total expenses and
      management fees paid              $  1,841,550     $  1,705,201     $  1,685,955    $  1,471,550     $  1,624,188

      Distributions to or on
        behalf of investors
        after management fees           $  1,731,469     $  1,630,624     $  1,540,593    $  1,404,000     $  1,561,008


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Program's operating funds are committed to payment of operating expenses, management fees, and making cash distributions to the car owners when available. The Program intends to finance these activities with funds generated from operations. The Program has experienced no known demands or commitments that might adversely affect the liquidity of the Program.

     Funds from operations are generated by lease payments and interest income on invested cash.

Results of Operations

The statements of revenues collected and expenses paid and other changes in cash of the Program are presented on the cash basis of accounting used for reporting to investors in the Program in accordance with the Management Agreement with IMI. Under the cash basis, revenues are recognized when received, rather than when earned, and expenses are recognized when paid, rather than when the obligation is incurred.

Comparison of the Program's Revenues Collected, Expenses Paid and Other Changes in Cash for the Years Ended December 31, 1995 and 1994

Revenues collected:

1. Lease receipts increased to $2,475,106 for the year ended December 31, 1995, from $2,378,466 for the comparable period in 1994. The increase is primarily due to the timing of rental receipts between the comparable periods and higher average lease rates in 1995.

2. Interest and other income increased to $84,829 for the year ended December 31, 1995, from $63,161 for the comparable period in 1994. The increase is primarily due to an increase in interest income resulting from higher cash balances and a higher rate of interest paid. In addition, $28,000 for business interruption insurance claims was received in 1994. A similar claim was not received during 1995.

Expenses paid:

1. Repairs and maintenance expense increased to $363,776 for the year ended December 31, 1995, from $339,962 for the comparable period in 1994. The increase is primarily due to timing of payments for these expenses during the comparable periods.

2. Insurance expense decreased to $23,890 for the year ended December 31, 1995, from $49,969 for the comparable period in 1994. The decrease is primarily due to the timing of payments for the annual premium for liability and physical damage insurance and the non-renewal of business interruption insurance.

3. Property taxes decreased to $53,685 for the year ended December 31, 1995, from $75,606 for the comparable period in 1994. The decrease is due to timing of receipt of invoices from various states, and to the timing of payments for these expenses during the comparable periods, as the tax rates remained constant.

4. Accounting and legal fees decreased to $6,597 for the year ended December 31, 1995, from $12,741 for the comparable period in 1994. The decrease is due to reduction in the cost of these professional services.

5. Storage, repositioning and other expenses decreased to $7,979 for the year ended 1995, from $13,208 for the comparable period in 1994. The decrease is primarily due to the timing of payments of these expenses during comparable periods.

Other changes in cash:

1. Prepaid mileage, reimbursable repairs and other are composed primarily of receipts of mileage credits from railroads which are due to lessees, net of reimbursable repairs from lessees. The funds increased by $119,933 during the year ended December 31, 1995, as compared to an increase of
      $130,846 for the comparable period in 1994. The decrease between comparable periods is primarily due to the timing of net receipts and repayments of these funds by the Program.

2. Management fees increased to $262,458 for the year ended December 31, 1995, from $244,940 for the comparable period in 1994. The primary reason for the increase is due to an incentive management fee of $37,080 for net income over $750 per car to IMI was paid in 1995 compared to an incentive management fee of $15,225 in 1994.

      As a result of the foregoing and other factors, the Program distributed $1,731,469 to investors for the year ended December 31, 1995, a 6% increase from the $1,630,674 paid in 1994.

Comparison of the Program's Revenues Collected, Expenses Paid and Other Changes in Cash for the Years Ended December 31, 1994 and 1993

Revenues collected:

1. Lease receipts decreased to $2,378,466 for the year ended December 31, 1994, from $2,459,768 for the comparable period in 1993. The decrease is primarily due to the collection of past due rents of $180,000 from lessees during 1993 which should have been collected in 1992, the disposition of 24 railcars during 1994, and the timing of rental receipts between the comparable periods, as the lease rates remained relatively stable.

2. Interest and other income increased to $63,161 for the year ended December 31, 1994, from $49,738 for the comparable period in 1993. The increase is primarily due to an increase in interest income resulting from higher cash balances, the timing of receipts of business interruption insurance claims and litigation settlement proceeds during comparable periods, with $28,000 collected in 1994, and $24,000 in 1993.

Expenses paid:

1. Repairs and maintenance expense decreased to $339,962 for the year ended December 31, 1994, from $430,603 for the comparable period in 1993. The decrease is primarily due to timing of payments for these expenses during the comparable periods.

2. Insurance expense decreased to $49,969 for the year ended December 31, 1994, from $45,685 for the comparable period in 1993. The decrease is primarily due to the timing of payments for these expenses during the comparable periods.

3. Property taxes increased to $75,606 for the year ended December 31, 1994, from $46,461 for the comparable period in 1993. The increase is due to timing of receipt of invoices from various states, and to the timing of payments for these expenses during the comparable periods, as the tax rates remained constant.

4. Accounting and legal fees increased to $12,741 for the year ended December 31, 1994, from $8,112 for the comparable period in 1993. The increase is due to payments of some 1993 invoices in the first quarter of 1994.

5. Storage, repositioning and other expenses decreased to $13,208 for the year ended 1994, from $45,151 for the comparable period in 1993. The decrease is primarily due to payments of $22,000 for repositioning of cars which were re-leased in 1993.

Other changes in cash:

1. Prepaid mileage, reimbursable repairs and other are composed primarily of receipts of mileage credits from railroads which are due to lessees, net of reimbursable repairs from lessees. The funds increased by $130,846 during the year ended December 31, 1994, as compared to an increase of $54,384 for the comparable period in 1993. The increase between comparable periods is primarily due to the timing of net receipts and repayments of these funds by the Program.

2. Management fees decreased to $244,940 for the year ended December 31, 1994, from $247,539 for the comparable period in 1993. The primary reason for the decrease is due to fewer railcars in the program, one car which was destroyed in the fourth quarter of 1993, and 24 cars which were sold or destroyed in 1994, offset by an incentive management fee of $15,225 for net income over $750 per car to IMI compared to an incentive management fee of $10,419 in 1993.

      As a result of the foregoing and other factors, the Program distributed $1,630,674 to investors for the year ended December 31, 1994, a 6% increase from the $1,540,593 paid in 1993.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Statements of Revenues Collected and Expenses Paid and Other Changes in Cash for the three years ended December 31, 1995, are included on the Index to Financial Statements as part of Item 14(a) of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                     (This space intentionally left blank.)

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PROGRAM

     As of the date of this Annual Report, the directors and executive officers of PLM International (and key executive officers of its subsidiaries) are as follows:

Name                                   Age                 Position
-------------------------------------- ------------------- -------------------------------------------------------

J. Alec Merriam                        60                  Director, Chairman of the Board, PLM International,
                                                           Inc.; Director, PLM Financial Services, Inc.

Allen V. Hirsch                        42                  Director, Vice Chairman of the Board, Executive Vice
                                                           President of PLM International, Inc.; Director and
                                                           President, PLM Financial Services, Inc.; President,
                                                           PLM Securities Corp., and PLM Transportation
                                                           Equipment Corporation.

Walter E. Hoadley                      79                  Director, PLM International, Inc.

Robert L. Pagel                        59                  Director, Chairman of the Executive Committee, PLM
                                                           International, Inc.; Director, PLM Financial
                                                           Services, Inc.

Harold R. Somerset                     61                  Director, PLM International, Inc.

Robert N. Tidball                      57                  Director, President and Chief Executive Officer, PLM
                                                           International, Inc.

J. Michael Allgood                     47                  Vice President and Chief Financial Officer, PLM
                                                           International, Inc. and PLM Financial Services, Inc.

Stephen M. Bess                        49                  President, PLM Investment Management, Inc.; Vice
                                                           President, PLM Financial Services, Inc.

David J. Davis                         39                  Vice President and Corporate Controller, PLM
                                                           International and PLM Financial Services, Inc.

Frank Diodati                          41                  President, PLM Railcar Management Services Canada
                                                           Limited.

Douglas P. Goodrich                    49                  Senior Vice President, PLM International; Senior Vice
                                                           President PLM Transportation Equipment Corporation;
                                                           President PLM Railcar Management Services, Inc.

Steven O. Layne                        41                  Vice President, PLM Transportation Equipment
                                                           Corporation.

Stephen Peary                          47                  Senior Vice President, General Counsel and Secretary,
                                                           PLM International, Inc.; Vice President, General
                                                           Counsel and Secretary, PLM Financial Services, Inc.,
                                                           PLM Investment Management, Inc., PLM Transportation
                                                           Equipment Corporation; Vice President, PLM
                                                           Securities, Corp.

Thomas L. Wilmore                      53                  Vice President, PLM Transportation Equipment
                                                           Corporation; Vice President, PLM Railcar Management
                                                           Services, Inc.

     J. Alec Merriam was appointed Chairman of the Board of Directors of PLM International in September 1990, having served as a director since February 1988. In October 1988 he became a member of the Executive Committee of the Board of Directors of PLM International. From 1972 to 1988 Mr. Merriam was Executive Vice President and Chief Financial Officer of Crowley Maritime Corporation, a San Francisco area-based company engaged in maritime shipping and transportation services. Previously, he was Chairman of the Board and Treasurer of LOA Corporation of Omaha, Nebraska and served in various financial positions with Northern Natural Gas Company, also of Omaha.

     Allen V.  Hirsch  became  Vice  Chairman of the Board and a Director of PLM
International  in  April  1989.  He  is  an  Executive  Vice  President  of  PLM
International and President of PLM Securities Corp. Mr. Hirsch became the President of PLM Financial Services, Inc. in January 1986 and President of PLM Investment Management, Inc. and PLM Transportation Equipment Corporation in August 1985, having served as a Vice President of PLM Financial Services, Inc. and Senior Vice President of PLM Transportation Equipment Corporation beginning in August 1984, and as a Vice President of PLM Transportation Equipment Corporation beginning in July 1982 and of PLM Securities Corp. from July 1982 to October 1, 1987. He joined PLM, Inc. in July 1981, as Assistant to the Chairman. Prior to joining PLM, Inc., Mr. Hirsch was a Research Associate at the Harvard Business School. From January 1977 through September 1978, Mr. Hirsch was a consultant with the Booz, Allen and Hamilton Transportation Consulting Division, leaving that employment to obtain his master's degree in business administration.

     Dr. Hoadley joined PLM International's Board of Directors and its Executive Committee in September, 1989. He served as a Director of PLM, Inc. from November 1982 to June 1984 and PLM Companies, Inc. from October 1985 to February 1988. Dr. Hoadley has been a Senior Research Fellow at the Hoover Institute since 1981. He was Executive Vice President and Chief Economist for the Bank of
America  from  1968  to  1981  and  Chairman  of the  Federal  Reserve  Bank  of
Philadelphia from 1962 to 1966. Dr. Hoadley has served as a Director of Transcisco Industries, Inc. from February 1988 through August 1995.

     Robert L. Pagel was appointed Chairman of the Executive Committee of the Board of Directors of PLM International in September 1990, having served as a director since February 1988. In October 1988 he became a member of the Executive Committee of the Board of Directors of PLM International. From June 1990 to April 1991 Mr. Pagel was President and Co-Chief Executive Officer of The Diana Corporation, a holding company traded on the New York Stock Exchange. He is the former President and Chief Executive Officer of FanFair Corporation which specializes in sports fans' gift shops. He previously served as President and Chief Executive Officer of Super Sky International, Inc., a publicly traded company, located in Mequon, Wisconsin, engaged in the manufacture of skylight systems. He was formerly Chairman and Chief Executive Officer of Blunt, Ellis & Loewi, Inc., a Milwaukee-based investment firm. Mr. Pagel retired from Blunt, Ellis & Loewi in 1985 after a career spanning 20 years in all phases of the brokerage and financial industries. Mr. Pagel has also served on the Board of Governors of the Midwest Stock Exchange.

     Harold R. Somerset was elected to the Board of Directors of PLM International in July 1994. From February 1988 to December 1993, Mr. Somerset was President and Chief Executive Officer of California & Hawaiian Sugar Corporation, (C&H) a recently acquired subsidiary of Alexander & Baldwin, Inc. Mr. Somerset joined C&H in 1984 as Executive Vice President and Chief Operating Officer, having served on its Board of Directors since 1978, a position in which he continues to serve. Between 1972 and 1984, Mr. Somerset served in various capacities with Alexander & Baldwin, Inc., a publicly-held land and agriculture company headquartered in Honolulu, Hawaii, including Executive Vice President - Agricultures, Vice President, General Counsel and Secretary. In addition to a law degree from Harvard Law School, Mr. Somerset also holds degrees in civil engineering from the Rensselaer Polytechnic Institute and in marine engineering from the U.S. Naval Academy. Mr. Somerset also serves on the Boards of Directors for various other companies and organizations, including Longs Drug Stores, Inc., a publicly-held company headquartered in Maryland.

     Robert N. Tidball was appointed President and Chief Executive Officer of PLM International in March 1989. At the time of his appointment, he was Executive Vice President of PLM International. Mr. Tidball became a director of PLM International in April, 1989 and a member of the Executive Committee of the Board of Directors of PLM International in September 1990. Mr. Tidball was elected President of PLM Railcar Management Services, Inc. in January 1986. Mr. Tidball was Executive Vice President of Hunter Keith, Inc., a Minneapolis-based investment banking firm, from March 1984 to January 1986. Prior to Hunter Keith, Inc., he was Vice President, a General Manager and a Director of North American Car Corporation, and a Director of the American Railcar Institute and the Railway Supply Association.

     J. Michael Allgood was appointed Vice President and Chief Financial Officer of PLM International in October 1992. Between July 1991 and October 1992, Mr. Allgood was a consultant to various private and public sector companies and institutions specializing in financial operational systems development. In October 1987, Mr. Allgood co-founded Electra Aviation Limited and its holding company, Aviation Holdings Plc of London where he served as Chief Financial Officer until July 1991. Between June 1981 and October 1987, Mr. Allgood served as a First Vice President with American Express Bank, Ltd. In February 1978, Mr. Allgood founded and until June 1981, served as a director of Trade Projects International/Philadelphia Overseas Finance Company, a joint venture with Philadelphia National Bank. From March 1975 to February 1978, Mr. Allgood served in various capacities with Citibank, N.A.

     Stephen M. Bess was appointed President of PLM Investment Management, Inc. in August 1989, having served as Senior Vice President of PLM Investment Management, Inc. beginning in February 1984 and as Corporate Controller of PLM Financial Services, Inc. beginning in October 1983. Mr. Bess served as Corporate Controller of PLM, Inc., beginning in December 1982. Mr. Bess was Vice President-Controller of Trans Ocean Leasing Corporation, a container leasing company, from November 1978 to November 1982, and Group Finance Manager with the Field Operations Group of Memorex Corp., a manufacturer of computer peripheral equipment, from October 1975 to November 1978.

     David J. Davis was appointed Vice President and Controller of PLM International in January 1994. From March 1993 through January 1994, Mr. Davis was engaged as a consultant for various firms, including PLM. Prior to that Mr. Davis was Chief Financial Officer of LB Credit Corporation in San Francisco from July 1991 to March 1993. From April 1989 to May 1991, Mr. Davis was Vice President and Controller for ITEL Containers International Corporation which was located in San Francisco. Between May 1978 and April 1989, Mr. Davis held various positions with Transamerica Leasing Inc., in New York, including that of Assistant Controller for their rail leasing division.

     Frank Diodati was appointed President of PLM Railcar Management Services Canada Limited in 1986. Previously, Mr. Diodati was Manager of Marketing and Sales for G.E. Railcar Services Canada Limited.

     Douglas P. Goodrich was appointed Senior Vice President of PLM International in March 1994. Mr. Goodrich has also served as Senior Vice President of PLM Transportation Equipment Corporation since July 1989, and as President of PLM Railcar Management Services, Inc. since September 1992 having been a Senior Vice President since June 1987. Mr. Goodrich was an Executive Vice President of G.I.C. Financial Services Corporation, a subsidiary of Guardian Industries Corp. of Chicago, Illinois from December 1980 to September 1985.

     Steven O. Layne was appointed Vice President, PLM Transportation Equipment Corporation's Air Group in November 1992. Mr. Layne was its Vice President, Commuter and Corporate Aircraft beginning in July 1990. Prior to joining PLM, Mr. Layne was the Director, Commercial Marketing for Bromon Aircraft Corporation, a joint venture of General Electric Corporation and the Government Development Bank of Puerto Rico. Mr. Layne is a major in the United States Air Force Reserves and senior pilot with 13 years of accumulated service.

     Stephen Peary became Vice President, Secretary, and General Counsel of PLM International in February 1988 and Senior Vice President in March 1994. Mr. Peary was Assistant General Counsel of PLM Financial Services, Inc. from August 1987 through January 1988. Previously, Mr. Peary was engaged in the private practice of law in San Francisco. Mr. Peary is a graduate of the University of Illinois, Georgetown University Law Center, and Boston University (Masters of Taxation Program).

     Thomas L. Wilmore was appointed Vice President - Rail, PLM Transportation Equipment Corporation, in March 1994 and has served as Vice President, Marketing for PLM Railcar Management Services, Inc. since May 1988. Prior to joining PLM, Mr. Wilmore was Assistant Vice President Regional Manager for MNC Leasing Corp. in Towson, Maryland from February 1987 to April 1988. From July 1985 to February 1987, he was President and Co-Owner of Guardian Industries Corp., Chicago, Illinois and between December 1980 and July 1985, Mr. Wilmore was an Executive Vice President for its subsidiary, G.I.C. Financial Services Corporation. Mr. Wilmore also served as Vice President of Sales for Gould Financial Services located in Rolling Meadows, Illinois from June 1978 to December 1980.

     The directors of the General Partner are elected for a one-year term or until their successors are elected and qualified. There are no family relationships between any director or any executive officer of the General Partner.

ITEM 11.      EXECUTIVE COMPENSATION

The Program has no directors, officers, or employees. The Program has no pension, profit-sharing, retirement, or similar benefit plan in effect as of December 31, 1995.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Program is not a legal entity. The Program itself does not have any securities. The Program has neither directors nor executive officers. However, the Cars sold to investors who have entered into Management Agreements are managed by IMI. Neither the Manager, its affiliates nor any officer or director of the Manager or its affiliates own any Cars.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      (a)           Transactions with Management and Others

                    During 1995, $262,458 in management fees was paid to the Manager by participants in the Program.

      (b)           Certain Business Relationships

                    None.

      (c)           Indebtedness of Management

                    None.

      (d)           Transactions with Promoters

                    None.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)      1.   Financial statements

                    The statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report.

               2.   Financial Statement Schedules

                    None.

      (b)           Reports on Form 8-K

                    None.

      (c)           Exhibits

             10.1 Form of Management Agreement, incorporated by reference to the Program's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 1990.

               25. Power of Attorney

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      The Registrant is not a legal entity. PLM Investment Management, Inc., the Manager, has signed on behalf of the Registrant by its duly authorized officers.



                                        RMI COVERED HOPPER RAILCAR
                                        MANAGEMENT PROGRAM 79-1
Date:     March 27, 1996                Registrant


                                        By:  PLM Investment Management, Inc.
                                             Manager



                                        By:  /s/ Stephen M. Bess
                                             --------------------------
                                             Stephen M. Bess
                                             President





                                        By:  /s/ David J. Davis
                                             -------------------------
                                             David J. Davis
                                             Vice President and
                                             Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following directors of IMI on the dates indicated.


      Name                          Capacity                        Date



*
Stephen M. Bess                     Director                     March 27, 1996



*
Allen V. Hirsch                     Director                     March 27, 1996



*
Stephen Peary                       Director                     March 27, 1996



* Stephen Peary, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.




                                                          /s/ Stephen Peary
                                                          --------------------
                                                          Stephen Peary
                                                          Attorney-in-Fact

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1

                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))


                                                                Page

Report of Independent Auditors                                   17

Statements of revenues collected and expenses paid and
   other changes in cash for
   the years ended December 31,
   1995, 1994 and 1993                                           18

Notes to the statements of revenues collected and expenses
   paid and other changes in cash                                19-20



All financial statement schedules have been omitted as the required information is not pertinent to the Registrant or is not material, or because the information required is included in the statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS



The Equipment Owners in
RMI Covered Hopper Railcar Management Program 79-1

We have audited the accompanying financial statements of RMI Covered Hopper Railcar Management Program 79-1 (the Program) as listed in the accompanying index. These financial statements are the responsibility of the Program's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether these financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements were prepared to present the revenues collected and expenses paid and other changes in cash of RMI Covered Hopper Railcar Management Program 79-1 pursuant to the management agreement described in Note 1 and are not intended to be a complete presentation of the Program's financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In our opinion, the accompanying financial statements present fairly, in all material respects, the revenues collected and expenses paid and other changes in cash of RMI Covered Hopper Railcar Management Program 79-1 for each of the years in the three-year period ended December 31, 1995, on the cash basis of accounting described in Note 1.


/S/ KPMG PEAT MARWICK LLP
San Francisco, California
March 27, 1996

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
               STATEMENTS OF REVENUES COLLECTED AND EXPENSES PAID
                            AND OTHER CHANGES IN CASH
                        For the Years Ended December 31,



                                                               1995                1994              1993
                                                          ------------------------------------------------------
Revenues collected:
  Lease revenue received                                  $   2,475,106       $   2,378,466      $  2,459,768
  Interest and other income                                      84,829              63,161            49,738
                                                          ------------------------------------------------------

    Total revenues collected                                  2,559,935           2,441,627         2,509,506

Expenses paid:
  Repairs and maintenance                                       363,776             339,962           430,603
  Insurance                                                      23,890              49,969            45,685
  Property taxes                                                 53,685              75,606            46,461
  Accounting and legal fees                                       6,597              12,741             8,112
  Storage, repositioning and other                                7,979              13,208            45,151
                                                          ------------------------------------------------------

    Total expenses paid                                         455,927             491,486           576,012
                                                          ------------------------------------------------------

Excess of revenues collected over
  expenses paid                                               2,104,008           1,950,141         1,933,494
                                                          ----------------------------------------------------

Other increases (decreases) in cash:

  Prepaid mileage, reimbursable repairs
    and other                                                   119,213             130,846            54,384
  Management fees paid                                         (262,458)           (244,940)         (247,539)
  Receipt of proceeds from sold or destroyed
    cars                                                         46,742             578,134           294,481
  Receipt of proceeds for transfer of
    car ownership                                               250,000                  --                --
  Payments to investors for sold or destroyed
    cars                                                        (72,250)           (579,035)         (300,294)
  Payments to investors for transfer of
    car ownership                                              (240,000)                 --                --
  Distributions to investors                                 (1,731,469)         (1,630,674)       (1,540,593)
  Commission paid                                               (10,000)                 --                --
                                                          ------------------------------------------------------

Net other decreases in cash                                  (1,900,222)         (1,745,669)       (1,739,561)
                                                          ------------------------------------------------------

Net increase in cash                                            203,786             204,472           193,933

Cash at beginning of year                                     1,377,326           1,172,854           978,921
                                                          ------------------------------------------------------

Cash at end of year                                       $   1,581,112       $   1,377,326      $  1,172,854
                                                          ======================================================


                     See accompanying notes to the financial
                                  statements.

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
         NOTES TO THE STATEMENTS OF REVENUES COLLECTED AND EXPENSES PAID
                            AND OTHER CHANGES IN CASH
                                December 31, 1995

1.    Basis of Presentation

      RMI Covered Hopper Railcar Management Program 79-1 (the Program) is not a legal entity. The statements of revenues collected and expenses paid and other changes in cash (the Statements) of the Program are presented on the cash basis of accounting, used for reporting to investors in the Program in accordance with the Management Agreement with PLM Investment Management, Inc. (IMI). Under the cash basis of accounting, revenues are recognized when received, rather than when earned, and expenses are recognized when paid, rather than when the obligation is incurred. Accordingly, the Statements are not intended to present the financial position, results of operations or cash flows in accordance with generally accepted accounting principles.

2.    Operations

      The Program is managed by IMI, a wholly owned subsidiary of PLM Financial Services, Inc. (FSI). FSI, in conjunction with its subsidiaries, syndicates investor programs, sells transportation equipment to investor programs and third parties, manages pools of transportation equipment under management agreements with the investor programs, and is also a general partner of several limited partnerships. The investors are liable for the obligations and liabilities of the Program.

      As of December 31, 1995, monthly management fees of $38 per car are charged directly to the individual investors with respect to cars being managed pursuant to five-year extensions made to the original management agreements which had original terms of ten years. In addition, IMI earns an incentive management fee equal to 15% of Net Earnings (as defined in the original Management Agreement) over $750 per car per quarter. Prior to the five-year extensions, management fees were being charged at the rate of $55 per car.

      At December 31, 1995, 495 cars (495 cars at December 31, 1994 and 519 cars at December 31, 1993) which are owned by the investors, were being managed by IMI under the Program, all of which were covered by lease arrangements at December 31, 1995. During 1995, two cars were destroyed and ten cars were transferred from several investors to other investors and IMI received a commission fee of $10,000 to handle the transfer.

3.    Revenues and Expenses

      Operating revenues and expenses of the Program are pooled and allocated to participants based on available car-days as defined in the Management Agreement. Revenues are earned by placing the railcars under leases, and are billed monthly. As of December 31, 1995, all 495 cars were leased on a fixed rate basis.

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
         NOTES TO THE STATEMENT OF REVENUES COLLECTED AND EXPENSES PAID
                            AND OTHER CHANGES IN CASH
                                December 31, 1995


3.    Revenues and Expenses (continued)

      The lessees accounting for 10% or more of lease revenues collected during 1995, 1994 and 1993 were Louis Dreyfus Corp. (14% in 1995, 13% in 1994, and 11% in 1993), Con Agra, Inc. (10% in 1993), Canadian Pacific Railroad (16% in 1995, 19% in 1994, and 16% in 1993), San Luis Central Railroad Co. (13% in 1995, 14% in 1994, and 13% in 1993), TG Soda Ash (11% in 1993),
      Union Pacific Railroad (24% in 1995, 26% in 1994, and 26% in 1993), and General Chemical Co. (14% in 1995 and 10% in 1994).

4.    Equalization Reserve

      Under the terms of the Management Agreement, IMI may, at its discretion, cause the Program to retain a certain amount of cash (the working capital reserve) to cover future disbursements and provide for a balanced distribution of funds to the investors each quarter. IMI has determined the working capital reserve at December 31, 1995 to be $873,359 ($956,308 and $756,854 at December 31, 1994 and 1993, respectively). Any retained cash has been invested in an interest bearing account at a rate of 5.38% at December 31, 1995 (2.47% and 2.27% at December 31, 1994 and 1993,
      respectively).

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1

                                INDEX OF EXHIBITS

Exhibit                                                       Page

10.1  Form of Management Agreement                             *

25.   Power of Attorney                                        22






*     Incorporated by reference.  See page 13 of this report.