Form 10-Q
period 1996-03-31
RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
filed 1996-05-13
CIK 311250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q



         [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended March 31, 1996.

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




                                                           For the three months
                                                              ended March 31,
                                                        --------------------------
                                                           1996              1995
                                                        --------------------------

Revenues Collected:
  Lease revenue received                                $   634,046    $   675,433
  Interest and other income                                  20,197         24,646
                                                        -----------    -----------
      Total revenues collected                              654,243        700,079

Expenses:
  Repairs and maintenance                                    72,387         74,441
  Property taxes                                              6,092          4,623
  Accounting and legal fees                                   3,323          2,123
  Storage, repositioning and other                            5,797          2,633
                                                        -----------    -----------
      Total expenses paid                                    87,599         83,820
                                                        -----------    -----------

Excess of revenues collected
  over expenses paid                                        566,644        616,259
                                                        -----------    -----------

Other increases (decreases) in cash:

  Prepaid mileage, reimbursable repairs
    and other                                               (67,020)        31,394
  Management fees paid                                      (68,004)       (63,946)
  Receipt of proceeds from sold or destroyed cars           899,000         22,461
  Receipt of proceeds for transfer of car ownership          25,000           --
  Payments to investors for sold or destroyed cars             --          (23,040)
  Payments to investors for transfer of car ownership       (24,000)          --
  Commission paid for sold or destroyed cars                (35,960)          --
  Commission paid for transfer of car ownership              (1,000)          --
  Distributions to investors                               (444,777)      (421,584)
                                                        -----------    -----------
Net other increases (decreases) in cash                     283,239       (454,715)
                                                        -----------    -----------

Net increase in cash                                        849,883        161,544

Cash at beginning of period                               1,581,112      1,377,325
                                                        -----------    -----------

Cash at end of period                                   $ 2,430,995    $ 1,538,869
                                                        ===========    ===========


                       See accompanying notes to financial
                                  statements.

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
         NOTES TO THE STATEMENTS OF REVENUES COLLECTED AND EXPENSES PAID
                            AND OTHER CHANGES IN CASH
                                 March 31, 1996



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

2.   Operations

At March 31, 1996, 470 cars, which are owned by the investors, were being managed by IMI under the Program, all of which were covered by lease agreements. During the three months ending March 31, 1996, four cars were added, 29 cars were sold and one railcar was transferred from one investor to other investor and IMI received a commission fee of $35,960 and $1,000 to handle the sale and transfer, respectively.

3.   Equalization reserve

Under the terms of the management agreement, IMI may, at its discretion, cause the Program to retain a certain amount of cash (the working capital reserve) to cover future disbursements and provide for a balanced distribution of funds to the investors each quarter. IMI has determined the working capital reserve at March 31, 1996, to be $875,370 ($873,359 at December 31, 1995).

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CASH BALANCES AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

The Program's capital commitments consist of paying operating expenses, and to the extent funds are available, making cash distributions to the investors. Cash reserves are considered sufficient to cover all known liabilities of the equipment pool.

Comparison of the Program's Revenues Collected, Expenses Paid and Other Changes in Cash for the Three Months Ended March 31, 1996 and 1995

Revenues collected:

(1) Lease receipts decreased to $634,046 in the first quarter of 1996 from $675,433 in the first quarter of 1995. The decrease is primarily due to the timing of receipt of revenues during the comparable periods and the disposition of two cars during the last three quarters of 1995 and 29 cars which were sold during the first quarter of 1996.

(2) Interest and other income decreased to $20,197 in the first quarter of 1996, from $24,646 in the first quarter of 1995, due to lower interest income resulting from lower rate of interest paid.

Expenses paid:

(1) Repairs and maintenance expense decreased to $72,387 in the first quarter of 1996, from $74,441 in the first quarter of 1995. The decrease is due to the timing of payments of expenses during comparable periods.

(2) Property taxes increased to $6,092 in the first quarter of 1996, from $4,623 in the first quarter of 1995. The increase is due to the timing of payments for these expenses during the comparable periods, as the tax rates remained constant.

(3) Accounting and legal fees increased to $3,323 in the first quarter of 1996, from $2,123 in the first quarter of 1995 due to the timing of payments for these expenses during the comparable periods, as the service level remain the same.

(4) Storage, repositioning and other expenses increased to $5,797 in the first quarter of 1996, from $2,633 in the first quarter of 1995. The increase is primarily due to the timing of payments of expenses during comparable periods.

Other changes in cash:

(1) Prepaid mileage, reimbursable repairs and other are composed primarily of receipts of mileage credits from railroads which are due to lessees, net of reimbursable repairs due from lessees. The funds decreased by $67,020, in the first quarter of 1996, as compared to an increase of $31,394 in the first quarter of 1995. The difference between comparable periods is due primarily to the timing of net receipts and repayments of these funds by the Program.

(2) Management fees paid increased to $68,004 in the first quarter 1996, from $63,946 in the first quarter of 1995. The increase is due to $11,270 of incentive fees for net income over $750 per car that was paid in the first quarter of 1996, as compared to $7,440 that was paid in the first quarter of 1995. In addition, the increase is due to the two cars that were added in the fourth quarter of 1995 and four cars that were added in the first quarter of 1996.

(3) During the first quarter of 1996, 29 cars were sold for $899,000 for which IMI received a commission of $35,960. The net proceeds of $863,040 will be paid to the investors in the second quarter of 1996.

The Program distributed $444,777 to investors in the first quarter 1996, a 5.5% increase from the comparable period in 1995.

The Program's performance in the first quarter 1996 is not necessarily indicative of future periods.

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



                                           RMI COVERED HOPPER RAILCAR
                                           MANAGEMENT PROGRAM 79-1


                                           By: PLM Investment Management, Inc.
                                               Manager


                                           By: /s/ Stephen M. Bess
                                               ----------------------------
                                               Stephen M. Bess
                                               President



Date:  May 13, 1996                        By: /s/ David J. Davis
                                               ------------------
                                               David J. Davis
                                               Vice President and
                                               Corporate Controller