Form 10-Q
period 1996-06-30
RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
filed 1996-08-06
CIK 311250

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549
                                                -------------------
                                                     FORM 10-Q



         [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended June 30, 1996.

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
                            AND OTHER CHANGES IN CASH




                                                                     For the three months               For the six months
                                                                         ended June 30,                    ended June 30,
                                                                ------------------------------    ---------------------------------
                                                                       1996            1995           1996             1995
                                                                ------------------------------    ---------------------------------


Revenues Collected:
Lease revenue received                                             $   623,070     $   574,208     $ 1,257,117     $ 1,249,641
Interest and other income                                               17,891          18,291          38,088          42,937
                                                                                                                   -----------
Total revenues collected                                               640,961         592,499       1,295,205       1,292,578

Expenses:
Repairs and maintenance                                                 65,952          68,662         138,340         143,103
Property taxes                                                           6,648          11,829          12,740          16,452
Accounting and legal fees                                                3,988           2,319           7,311           4,442
Storage, repositioning and other                                         2,079           1,769           7,875           4,402
                                                                         -----           -----           -----           -----

Total expenses paid                                                     78,667          84,579         166,266         168,399
                                                                        ------          ------         -------         -------


Excess of revenues collected
over expenses paid                                                     562,294         507,920       1,128,939       1,124,179
                                                                       -------         -------       ---------       ---------

Other increases (decreases) in cash:

Prepaid mileage, reimbursable repairs
and other                                                               23,508         (30,798)        (43,513)            596
Management fees paid                                                   (68,512)        (63,726)       (136,515)       (127,672)
Receipt of proceeds from sold or destroyed cars                         61,000            --           960,000          22,461
Receipt of proceeds for transfer of car ownership                       54,000         175,000          79,000         175,000
Payments to investors for sold or destroyed cars                      (921,600)        (24,928)       (921,600)        (47,968)
Payments to investors for transfer of car ownership                    (24,960)       (168,000)        (48,960)       (168,000)
Commission paid                                                         (5,720)         (7,000)        (42,680)         (7,000)
Distributions to investors                                            (512,324)       (420,687)       (957,101)       (842,271)
                                                                      --------        --------        --------        --------

Net other increases (decreases) in cash                             (1,394,608)       (540,139)     (1,111,369)       (994,854)
                                                                    ----------        --------      ----------        --------

Net (decrease)increase in cash                                        (832,314)        (32,219)         17,570         129,325

Cash at beginning of period                                          2,430,996       1,538,869       1,581,112       1,377,325
                                                                     ---------       ---------       ---------       ---------

Cash at end of period                                              $ 1,598,682     $ 1,506,650     $ 1,598,682     $ 1,506,650
                                                                   ===========     ===========     ===========     ===========


                       See accompanying notes to financial
                                  statements.

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
         NOTES TO THE STATEMENTS OF REVENUES COLLECTED AND EXPENSES PAID
                            AND OTHER CHANGES IN CASH
                                  June 30, 1996



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

2.   Operations

At June 30, 1996, 469 cars, which are owned by the investors, were being managed by IMI under the Program, all of which were covered by lease agreements. During the six months ending June 30, 1996, five cars were added, 31 cars were sold and three railcars were transferred from investors to other investors and IMI received a commission fee of $42,680 to handle the sale and transfer.

3.   Equalization reserve

Under the terms of the management agreement, IMI may, at its discretion, cause the Program to retain a certain amount of cash (the working capital reserve) to cover future disbursements and provide for a balanced distribution of funds to the investors each quarter. IMI has determined the working capital reserve at June 30, 1996, to be $971,273 ($873,359 at December 31, 1995).

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CASH BALANCES AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

The Program's capital commitments consist of paying operating expenses, and to the extent funds are available, making cash distributions to the investors. Cash reserves are considered sufficient to cover all known liabilities of the equipment pool.

Comparison of the Program's Revenues Collected, Expenses Paid and Other Changes in Cash for the Three Months Ended June 30, 1996 and 1995

Revenues collected:

(1) Lease receipts increased to $623,070 in the second quarter of 1996 from $574,208 in the second quarter of 1995. The increase is primarily due to the timing of receipt of revenues during the comparable periods and higher average lease rates.

(2) Interest and other income decreased to $17,891 in the second quarter of 1996, from $18,291 in the second quarter of 1995, due to lower interest income resulting from a lower interest rate on the cash balances maintained by the Program.

Expenses paid:

(1) Repairs and maintenance expense decreased to $65,952 in the second quarter of 1996, from $68,662 in the second quarter of 1995. The decrease is due to the timing of payments of expenses during comparable periods.

(2) Property taxes decreased to $6,648 in the second quarter of 1996, from $11,829 in the second quarter of 1995. The decrease is due to the timing of payments for these expenses during the comparable periods, as the tax rates remained constant.

(3) Accounting and legal fees increased to $3,988 in the second quarter of 1996, from $2,319 in the second quarter of 1995 due to the timing of payments for these expenses during the comparable periods, as the service level remain the same.

(4) Storage, repositioning and other expenses increased to $2,079 in the second quarter of 1996, from $1,769 in the second quarter of 1995. The increase is primarily due to the timing of payments of expenses during comparable periods.

Other changes in cash:

(1) Prepaid mileage, reimbursable repairs and other are composed primarily of receipts of mileage credits from railroads which are due to lessees, net of reimbursable repairs due from lessees. The funds increased by $23,508 in the second quarter of 1996, as compared to a decrease of $30,798 in the second quarter of 1995. The difference between comparable periods is due primarily to the timing of net receipts and repayments of these funds by the Program.

(2) Management fees paid increased to $68,512 in the second quarter 1996, from $63,726 in the second quarter of 1995. The increase is due to $14,970 of incentive fees for net income over $750 per car that was paid in the second quarter of 1996, as compared to comparable incentive fees of $7,410 that was paid in the second quarter of 1995.

(3) During the second quarter of 1996, two cars were sold for $61,000 for which IMI received a commission of $2,440. The net proceeds of $921,600 that was paid to the investors in the second quarter of 1996 includes the net proceeds of $863,040 for 29 cars sold in the first quarter of 1996.

Comparison of the Program's Revenues Collected, Expenses Paid and Other Changes in Cash for the Six Months Ended June 30, 1996 and 1995

Revenues collected:

(1) Lease receipts increased to $1,257,117 for the six months ended June 30, 1996 from $1,249,641 for the comparable period in 1995. The increase is primarily due to the timing of receipt of revenues during the comparable periods and higher average lease rates.

(2) Interest and other income decreased to $38,088 for the six months ended June 30, 1996, from $42,937 for the comparable period in 1995, due to lower interest income resulting from a lower interest rate on the cash balances maintained by the Program.

Expenses paid:

(1) Repairs and maintenance expense decreased to $138,340 for the six months ended June 30, 1996, from $143,103 for the comparable period in 1995. The decrease is due to the timing of payments of expenses during comparable periods.

(2) Property taxes decreased to $12,740 for the six months ended June 30, 1996, from $16,452 for the comparable period in 1995. The decrease is due to the timing of payments for these expenses during the comparable periods, as the tax rates remained constant.

(3) Accounting and legal fees increased to $7,311 for the six months ended June 30, 1996, from $4,442 for the comparable period in 1995 due to the timing of payments for these expenses during the comparable periods, as the service level remain the same.

(4) Storage, repositioning and other expenses increased to $7,875 for the six months ended June 30, 1996, from $4,402 for the comparable period in 1995. The increase is primarily due to the timing of payments of expenses during comparable periods.

Other changes in cash:

(1) Prepaid mileage, reimbursable repairs and other are composed primarily of receipts of mileage credits from railroads which are due to lessees, net of reimbursable repairs due from lessees. The funds decreased by $43,513 for the six months ended June 30, 1996, as compared to an increase of $596 for the comparable period in 1995. The difference between comparable periods is due primarily to the timing of net receipts and repayments of these funds by the Program.

(2) Management fees paid increased to $136,515 for the six months period ended June 30, 1996, from $127,672 for the comparable period in 1995. The increase is due to $26,240 of incentive fees for net income over $750 per car that was paid for the comparable period in 1996, as compared to comparable incentive fees of $14,850 that was paid for the six months ended June 30, 1995.

(3) During the six months ended June 30, 1996, 31 cars were sold for $960,000 for which IMI received a commission of $38,400. The net proceeds of $921,600 was paid to the investors for the six months ended June 30, 1996.

The Program distributed $957,101 to investors for the six months ended June 30, 1996, a 14% increase from the comparable period in 1995.

The Program's performance for the six months ended June 30, 1996 is not necessarily indicative of future periods.

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



                                 RMI COVERED HOPPER RAILCAR
                                 MANAGEMENT PROGRAM 79-1


                                 By: PLM Investment Management, Inc.
                                     Manager


                                 By: /s/ Stephen M. Bess
                                     -----------------------------
                                     Stephen M. Bess
                                     President



Date:  August 5, 1996            By: /s/ David J. Davis
                                     ------------------
                                     David J. Davis
                                     Vice President and
                                     Corporate Controller