Form 10-Q
period 1996-09-30
RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
filed 1996-11-08
CIK 311250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q



         [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended September 30, 1996.

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



      California                                            94-2645847
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

One Market, Steuart Street Tower
  Suite 800, San Francisco, CA                              94105-1301
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
                                          AND OTHER CHANGES IN CASH




                                                               For the three months                    For the nine months
                                                               ended September 30,                     ended September 30,
                                                             1996               1995                  1996               1995
                                                         --------------------------------------------------------------------------

           Revenues Collected:
             Lease revenue received                      $    618,363      $     620,590        $    1,875,508          1,870,231
             Interest and other income                         17,187             19,330                55,247             65,268
                                                         --------------------------------------------------------------------------
                 Total revenues collected                     635,550            639,920             1,930,755          1,935,499

           Expenses:
             Repairs and maintenance                           92,950             97,293               230,945            240,397
             Insurance                                             --                 --                 3,195               (254 )
             Property taxes                                     2,815              4,909                15,555             21,362
             Accounting and legal fees                            911              1,824                 8,576              6,334
             Storage, repositioning and other                   3,401              3,001                 8,072             10,037
                                                         --------------------------------------------------------------------------
                 Total expenses paid                          100,077            107,027               266,343            277,876
                                                         --------------------------------------------------------------------------

           Excess of revenues collected
             over expenses paid                               535,473            532,893             1,664,412          1,657,623
                                                         --------------------------------------------------------------------------

           Other increases (decreases) in cash:

             Prepaid mileage, reimbursable repairs
               and other                                     (207,216 )           48,992              (249,488 )           49,037
             Management fees paid                             (67,536 )          (67,431 )            (204,051 )         (195,103 )
             Receipt of proceeds from sold or
                destroyed cars                                     --                 --               960,000             22,461
             Receipt of proceeds for transfer of car
               ownership                                      305,000             75,000               384,000            250,000
             Payments to investors for sold or
               destroyed cars                                      --                 --              (923,561 )          (47,968 )
             Payments to investors for transfer of car
               ownership                                     (319,680 )          (72,000 )            (368,640 )         (240,000 )
             Commission paid                                  (10,000 )           (2,000 )             (51,960 )           (9,000 )
             Distributions to investors                      (449,964 )         (444,597 )          (1,407,065 )       (1,286,868 )
                                                         --------------------------------------------------------------------------
           Net other decreases in cash                       (749,396 )         (462,036 )          (1,860,765 )       (1,457,441 )
                                                         --------------------------------------------------------------------------

           Net (decrease) increase in cash                   (213,923 )           70,857              (196,353 )          200,182

           Cash at beginning of period                      1,598,682          1,506,650             1,581,112          1,377,325
                                                         --------------------------------------------------------------------------

           Cash at end of period                         $  1,384,759      $   1,577,507        $    1,384,759          1,577,507
                                                         ==========================================================================


                       See accompanying notes to financial
                                  statements.

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
         NOTES TO THE STATEMENTS OF REVENUES COLLECTED AND EXPENSES PAID
                            AND OTHER CHANGES IN CASH
                               September 30, 1996



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

2.   Operations

At September 30, 1996, 469 cars, which are owned by the investors, were being managed by IMI under the Program, all of which were covered by lease agreements. During the nine months ending September 30,1996, five cars were added, 31 cars were sold and 14 railcars transferred from several investors to other investors.

3.   Equalization reserve

Under the terms of the management agreement, IMI may, at its discretion, cause the Program to retain a certain amount of cash (the working capital reserve) to cover future disbursements and provide for a balanced distribution of funds to the investors each quarter. IMI has determined the working capital reserve at September 30, 1996, to be $942,136 ($873,359 at December 31, 1995).

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CASH BALANCES AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

The Program's capital commitments consist of paying operating expenses, and to the extent funds are available, making cash distributions to the investors. Cash reserves are considered sufficient to cover all known liabilities of the equipment pool.

Comparison of the Program's Revenues Collected, Expenses Paid and Other Changes in Cash for the Three Months Ended September 30, 1996 and 1995

Revenues collected:

(1) Lease receipts decreased to $618,363 in the third quarter of 1996, from $620,590 in the third quarter of 1995. The decrease is primarily due to the disposition of 31 cars in the first two quarters of 1996, and the timing of receipt of revenues during the comparable periods, offset by five cars that were added during the first two quarters of 1996.

(2) Interest and other income decreased to $17,187 in the third quarter of 1996, from $19,330 in the third quarter of 1995, due to lower interest income resulting from lower cash balances and a lower rate of interest paid.

Expenses paid:

(1) Repairs and maintenance expense decreased to $92,950 in the third quarter of 1996, from $97,293 in the third quarter of 1995. The decrease is due to the disposition of 31 railcars during the first two quarters of 1996 and the timing of payments of expenses during comparable periods.

 (2) Property taxes decreased to $2,815 in the third quarter of 1996, from $4,909 in the third quarter of 1995. The decrease is due to the disposition of 31 railcars during the first two quarters of 1996 and the timing of payments for these expenses during the comparable periods, as the tax rates remained constant.

(3) Accounting and legal fees decreased to $911 in the third quarter of 1996, from $1,824 in the third quarter of 1995 due to the timing of payments for these expenses during the comparable periods, as the service level remain the same.

(4) Storage, repositioning and other expenses increased to $3,401 in the third quarter of 1996, from $3,001 in the third quarter of 1995. The increase is primarily due to the timing of payments of expenses during comparable periods.

Other changes in cash:

(1) Prepaid mileage, reimbursable repairs and other are composed primarily of receipts of mileage credits from railroads which are due to lessees, net of reimbursable repairs due from lessees. The funds decreased by $207,216 in the third quarter of 1996, as compared to an increase of $48,992 in the third quarter of 1995. The difference between comparable periods is due primarily to the timing of net receipts and repayments of these funds by the Program.

(2) Management fees paid increased to $67,536 in the third quarter 1996, from $67,431 in the third quarter of 1995. The increase is primarily due to $14,070 of incentive fees for net income over $750 per car that was paid in the third quarter of 1996, as compared to $11,115 that was paid in the third quarter of 1995, offset by the decrease in the number of cars.

The Program distributed $449,964 to investors in the third quarter 1996, a 1% increase from the comparable period in 1995.

The Program's performance in the second quarter 1996 is not necessarily indicative of future periods.


Comparison of the Program's Revenues Collected, Expenses Paid and Other Changes in Cash for the Nine Months Ended September 30, 1996 and 1995


Revenues collected:

(1) Lease receipts increased to $1,875,508 for the nine-month period ended September 30, 1996, from $1,870,231 for the comparable period in 1995. The increase is primarily due to higher average lease rates and five cars being added during the nine months ended September 30, 1996, offset by 31 railcars that were sold or destroyed in the first two quarters of 1996.

(2) Interest and other income decreased to $55,247 for the nine-month period ended September 30, 1996, from $65,268 for the comparable period in 1995. The decrease is primarily due to a decrease in interest income resulting from lower cash balances and a lower rate of interest paid.

Expenses paid:

(1) Repairs and maintenance expense decreased to $230,945 in the nine-month period ended September 30, 1996, from $240,397 for the comparable period in 1995. The decrease is primarily due to the disposition of 31 railcars during the first two quarters of 1996 and the timing of payments of expenses during comparable periods.

(2) Insurance increased to $3,195 for the nine-month period ended September 30, 1996, from expense of a credit amount of $254 for the comparable period in 1995. The increase is due to a refund of 1993 annual premium for contingent liability insurance received in the first quarter of 1995, no refund was received in 1996.

(3) Property taxes decreased to $15,555 for the nine-month ended September 30, 1996, from $21,362 for the comparable period in 1995. The decrease is due to the disposition of 31 cars during the first two quarters of 1996 and the timing receipt of invoices from various states, and to the timing of payments for these expenses during the comparable periods, as the tax rates remained constant.

(4) Accounting and legal fees increased to $8,576 for the nine-month period ended September 30, 1996, from $6,334 for the comparable period in 1995 is due to timing of payments for these expenses during the comparable periods, as the service level remains the same.

(5) Storage, repositioning and other expenses decreased to $8,072 for the nine-month period ended September 30, 1996, from $10,037 for the comparable period in 1995. The decrease is due to timing of payments for these expenses during comparable periods.

Other changes in cash:

(1) Prepaid mileage, reimbursable repairs and other are composed primarily of receipts of mileage credits from railroads which are due to lessees, net of reimbursable repairs due from lessees. The funds decreased by $249,488 during the nine-month period ended September 30, 1996, as compared to an increase of $49,037 for the comparable period in 1995. The difference between comparable periods is due primarily to the timing of net receipts and repayments of these funds by the Program.

(2) Management fees paid increased to $204,051 in the nine-month period ended September 30, 1996, from $195,103 for the comparable period in 1995. The increase is primarily due to $40,310 of incentive fees for net income over $750 per car that was paid during 1996, as compared to $25,965 in incentive fees which was paid during 1995, offset by the decrease in the number of cars.

The Program distributed $1,407,065 to investors for the nine-month period ended September 30, 1996, a 9% increase from the comparable period in 1995.

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



                                     RMI COVERED HOPPER RAILCAR
                                     MANAGEMENT PROGRAM 79-1


                                     By: PLM Investment Management, Inc.
                                          Manager


                                     By: /s/ Stephen M. Bess
                                         ----------------------
                                         Stephen M. Bess
                                         President



Date:  November 7, 1996              By: /s/ David J. Davis
                                         ------------------
                                         David J. Davis
                                         Vice President and
                                         Corporate Controller