Form 10-K
period 1996-12-31
RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
filed 1997-03-31
CIK 311250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-K


         [x]      Annual  Report   Pursuant  to  Section  13  or  15(d)  of  the
                  Securities Exchange Act of 1934 For the fiscal year ended December 31, 1996.

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

      IMI manages 9 private railcar management programs and two public railcar programs. Each of the programs involves a distinct group of railcars available for a specified time and managed separately, with all funds from each management program administered separately. The railcars owned by investors in each pool are subject to separate leases.

(B)   Sale and Availability of Cars

Program investors purchased 777 cars for a price per car ranging from $48,000 to $50,000, which included commencement fees. The Program closed April 30, 1981. Subsequent to the close of the Program, 7 cars were added to the fleet, 315 cars have been sold or destroyed. As of December 31, 1996, 469 cars were in the Program as of December 31, 1996, all of which were on lease.

(C)   Management

The investors were offered the option of entering into a 10-year management agreement (Management Agreement) with IMI, pursuant to which IMI has acted as the investors' agent for the purpose of managing and leasing the investors' car or cars. Pursuant to the original Management Agreement and extensions thereof, IMI receives a management fee on a per car basis at a fixed rate each month, plus an incentive management fee equal to 15% of "Net Earnings" (as defined in the Management Agreement) over $750 per car per quarter. The weighted average monthly rental rate per car in 1996 was $431.

      All 469 cars in the Program are operating under fixed payment, full service lease agreements. Additional mileage revenue above the fixed lease payments may also be earned for certain cars.

      In most circumstances, the Manager endeavors to obtain the longest lease term practicable. At December 31, 1996, the Program had leases with the following lessees which accounted for greater than 10% of the total number of cars in the Program:


  Lessee                                                          Number of cars      %       Remaining Lease Term
  --------------------------------------------------------------------------------------------------------------------

  Louis Dreyfus Corp.                                                   70           14           8-40 months
  San Luis Central Railroad                                             70           15           48 months
  Canadian Pacific Railroad                                             82           17           4-32 months
  Union Pacific                                                         91           21           29 months
  General Chemical Corp.                                                57           12           8 months


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

      The major leasing competitors of the Program who are also involved in leasing privately-owned covered hopper cars are: ACF Industries, Inc. (Shippers Car Line Division), First Union Rail Services, Inc., General American Transportation Corp., General Electric Railcar Services Corporation, and Union Tank Car Co.

(E)   Demand

Covered Hopper (Grain) Cars

For the year ended December 31, 1996, grain car loadings were down 9.9% compared to the same period for 1995. Even with the greatly reduced loadings, the on-lease rate during 1996 for the Program's grain cars remained at 100%. Industry-wide, the covered hopper is one car type that has increased in number over the last ten years, going from a total of 299,172 cars in 1985 to 325,882 cars in 1995. It is possible that another poor crop year, combined with more available cars, could place downward pressure on grain car rental rates during 1997.

ITEM 2.       PROPERTIES

At December 31, 1996, the Program had no properties except for the 469 cars being managed under the Program, as described in Item 1(c). The Program maintains its principal office at One Market, Steuart Street Tower, Suite 800, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Program.

ITEM 3.       LEGAL PROCEEDINGS

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Program's owners during the last quarter of its fiscal year ended December 31, 1996.





                      (This space intentionally left blank)

                                     PART II

ITEM 5.       MARKET FOR THE PROGRAM'S EQUITY AND RELATED EQUITY MATTERS

None.







                      (This space intentionally left blank)

ITEM 6.       SELECTED FINANCIAL DATA

Table 1, below, lists selected financial data for the five years ended December 31, 1996, prepared on a cash basis, for the Program, as a whole and on a per car basis, computed on a weighted average available car per day basis:

                                     TABLE 1
                        For the years ended December 31,

                                            1996             1995            1994             1993             1992
                                       ----------------------------------------------------------------------------------

     Per car available (computed
       on a weighted average car
       per day basis

     Total revenues collected           $      5,310     $      5,177    $       4,849    $      4,826       $    4,702

     Expenses paid                              (783 )           (922 )           (976 )        (1,108 )         (1,417 )

     Excess of revenue collected
       over expenses paid                      4,527            4,255            3,873           3,718            3,285

     Management fees paid                       (568 )           (531 )           (486 )          (476 )           (456 )

     Total revenues collected less
       total expenses and
       management fees paid             $      3,959     $      3,724    $       3,387    $      3,242       $    2,829

     Total Program

     Total revenues collected           $  2,538,209     $  2,559,935    $   2,441,627    $  2,509,506       $2,445,292

     Expenses paid                          (374,274 )       (455,927 )       (491,486 )      (576,012 )       (736,622 )

     Excess of revenues collected
       over expenses paid                  2,163,935        2,104,008        1,950,141       1,933,494        1,708,670

     Management fees paid                   (271,533 )       (262,458 )       (244,940 )      (247,539 )       (237,120 )

     Total revenues collected less
       total expenses and
       management fees paid             $  1,892,402     $  1,841,550    $   1,705,201    $  1,685,955       $1,471,550

       Distributions to or on
         behalf of investors
         after management fees          $  1,809,722     $  1,731,469    $   1,630,674    $  1,540,593       $1,404,000


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

Comparison of the Program's Revenues Collected, Expenses Paid and Other Changes in Cash for the Years Ended December 31, 1996 and 1995

Revenues collected:

1. Lease receipts decreased to $2,458,027 for the year ended December 31, 1996, from $2,475,106 for the comparable period in 1995. The decrease is primarily due to the disposition of 31 cars in 1996 and the timing of rental receipts between the comparable periods.

2. Interest and other income decreased to $80,182 for the year ended December 31, 1996, from $84,829 for the comparable period in 1995. The decrease is primarily due to lower interest income resulting from lower cash balances and a lower rate of interest paid.

Expenses paid:

1. Repairs and maintenance expense decreased to $295,383 for the year ended December 31, 1996, from $363,776 for the comparable period in 1995. The decrease is primarily due to the disposition of 31 cars and the timing of payments for these expenses during the comparable periods.

2. Insurance expense increased to $26,065 for the year ended December 31, 1996, from $23,890 for the comparable period in 1995. The increase is primarily due to the timing of payments for the annual premium for liability and physical damage insurance.

3. Property taxes decreased to $30,894 for the year ended December 31, 1996, from $53,685 for the comparable period in 1995. The decrease is due to the disposition of 31 cars in 1996 and the timing of receipt of invoices from various states, and to the timing of payments for these expenses during the comparable periods, as the tax rates remained constant.

4. Accounting and legal fees increased to $8,849 for the year ended December 31, 1996, from $6,597 for the comparable period in 1995. The increase is due to the timing of payments for these expenses during the comparable periods, as the service level remains the same.

5. Storage, repositioning and other expenses increased to $13,083 for the year ended 1996, from $7,979 for the comparable period in 1995. The increase is primarily due to the timing of payments of these expenses during comparable periods.

Other changes in cash:

1. Prepaid mileage, reimbursable repairs and other expenses are composed primarily of receipts of mileage credits from railroads which are due to lessees, net of reimbursable repairs from lessees. The funds decreased by $275,672 during the year ended December 31, 1996, as compared to an increase of $119,933 for the comparable period in 1995. The decrease between comparable periods is primarily due to the timing of net receipts and repayments of these funds by the Program.

2. Management fees increased to $271,533 for the year ended December 31, 1996, from $262,458 for the comparable period in 1995. This increase was due to an incentive management fee of $54,380 paid to IMI in 1996 compared to an incentive management fee of $37,080 paid in 1995, offset by the decrease in the number of cars.

      As a result of the foregoing and other factors, the Program distributed $1,809,722 to investors for the year ended December 31, 1996, a 5% increase from the $1,731,469 paid in 1995.

Comparison of the Program's Revenues Collected, Expenses Paid and Other Changes in Cash for the Years Ended December 31, 1995 and 1994

Revenues collected:

1. Lease receipts increased to $2,475,106 for the year ended December 31, 1995, from $2,378,466 for the comparable period in 1994. The increase is primarily due to the timing of rental receipts between the comparable periods and higher average lease rates in 1995 compared to 1994.

2. Interest and other income increased to $84,829 for the year ended December 31, 1995, from $63,161 for the comparable period in 1994. The increase is primarily due to an increase in interest income resulting from higher cash balances and a higher rate of interest paid. The increase was offset by $28,000 in business interruption insurance claims received in 1994. A similar claim was not received during 1995.

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

Other changes in cash:

1. Prepaid mileage, reimbursable repairs and other expenses are composed primarily of receipts of mileage credits from railroads which are due to lessees, net of reimbursable repairs from lessees. The funds increased by $119,933 during the year ended December 31, 1995, as compared to an increase of $130,846 for the comparable period in 1994. The decrease between comparable periods is primarily due to the timing of net receipts and repayments of these funds by the Program.

2. Management fees increased to $262,458 for the year ended December 31, 1995, from $244,940 for the comparable period in 1994. This increase was due to an incentive management fee of $37,080 paid to IMI in 1995 compared to an incentive management fee of $15,225 paid in 1994.

      As a result of the foregoing and other factors, the Program distributed $1,731,469 to investors for the year ended December 31, 1995, a 6% increase from the $1,630,674 paid in 1994.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Statements of Revenues Collected and Expenses Paid and Other Changes in Cash for the three years ended December 31, 1996, are included on the Index to Financial Statements as part of Item 14(a) of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                     (This space intentionally left blank.)

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

        As of the date of this Annual Report, the directors and executive officers of PLM International (and key executive officers of its subsidiaries) are as follows:

Name                                   Age                 Position
-------------------------------------- ------------------- -------------------------------------------------------

J. Alec Merriam                        61                  Director, Chairman of the Board, PLM International,
                                                           Inc.; Director, PLM Financial Services, Inc.

Douglas P. Goodrich                    50                  Director and Senior Vice President, PLM
                                                           International; Director and President, PLM Financial
                                                           Services, Inc.; Senior Vice President PLM
                                                           Transportation Equipment Corporation; President, PLM
                                                           Railcar Management Services, Inc.

Walter E. Hoadley                      80                  Director, PLM International, Inc.

Robert L. Pagel                        60                  Director, Chairman of the Executive Committee, PLM
                                                           International, Inc.; Director, PLM Financial
                                                           Services, Inc.

Harold R. Somerset                     62                  Director, PLM International, Inc.

Robert N. Tidball                      58                  Director, President and Chief Executive Officer, PLM
                                                           International, Inc.

J. Michael Allgood                     48                  Vice President and Chief Financial Officer, PLM
                                                           International, Inc. and PLM Financial Services, Inc.

Stephen M. Bess                        50                  President, PLM Investment Management, Inc.; and PLM
                                                           Securities Corp.; Vice President, PLM Financial
                                                           Services, Inc.

David J. Davis                         40                  Vice President and Corporate Controller, PLM
                                                           International and PLM Financial Services, Inc.

Frank Diodati                          42                  President, PLM Railcar Management Services Canada
                                                           Limited.

Steven O. Layne                        42                  Vice President, PLM Transportation Equipment
                                                           Corporation; Vice President and Director, PLM
                                                           Worldwide Management Services, Ltd.

Stephen Peary                          48                  Senior Vice President, General Counsel and Secretary,
                                                           PLM International, Inc.; Vice President, General
                                                           Counsel and Secretary, PLM Financial Services, Inc.,
                                                           PLM Investment Management, Inc., PLM Transportation
                                                           Equipment Corporation; Vice President, PLM
                                                           Securities, Corp.

Thomas L. Wilmore                      54                  Vice President, PLM Transportation Equipment
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

     Douglas P. Goodrich was elected to the Board of Directors in July 1996, appointed Director and President of PLM Financial Services, Inc., and appointed Senior Vice President of PLM International in March 1994. Mr. Goodrich has also served as Senior Vice President of PLM Transportation Equipment Corporation since July 1989, and as President of PLM Railcar Management Services, Inc. since September 1992 having been a Senior Vice President since June 1987. Mr. Goodrich was an Executive Vice President of G.I.C. Financial Services Corporation, a subsidiary of Guardian Industries Corp. of Chicago, Illinois from December 1980 to September 1985.

     Dr. Hoadley joined PLM International's Board of Directors and its Executive Committee in September, 1989. He served as a Director of PLM, Inc. from November 1982 to June 1984 and PLM Companies, Inc. from October 1985 to February 1988. Dr. Hoadley has been a Senior Research Fellow at the Hoover Institute since 1981. He was Executive Vice President and Chief Economist for the Bank of
America  from  1968  to  1981  and  Chairman  of the  Federal  Reserve  Bank  of
Philadelphia from 1962 to 1966. Dr. Hoadley had served as a Director of Transcisco Industries, Inc. from February 1988 through August 1995.

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

     Harold R. Somerset was elected to the Board of Directors of PLM International in July 1994. From February 1988 to December 1993, Mr. Somerset was President and Chief Executive Officer of California & Hawaiian Sugar Corporation (C&H), a recently-acquired subsidiary of Alexander & Baldwin, Inc. Mr. Somerset joined C&H in 1984 as Executive Vice President and Chief Operating Officer, having served on its Board of Directors since 1978, a position in which he continues to serve. Between 1972 and 1984, Mr. Somerset served in various capacities with Alexander & Baldwin, Inc., a publicly-held land and agriculture company headquartered in Honolulu, Hawaii, including Executive Vice President - Agricultures, Vice President, General Counsel and Secretary. In addition to a law degree from Harvard Law School, Mr. Somerset also holds degrees in civil engineering from the Rensselaer Polytechnic Institute and in marine engineering from the U.S. Naval Academy. Mr. Somerset also serves on the Boards of Directors for various other companies and organizations, including Longs Drug Stores, Inc., a publicly-held company.

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

     Stephen M. Bess was appointed President of PLM Securities, Corp. in June, 1996 and President of PLM Investment Management, Inc. in August 1989, having served as Senior Vice President of PLM Investment Management, Inc. beginning in February 1984 and as Corporate Controller of PLM Financial Services, Inc. beginning in October 1983. Mr. Bess served as Corporate Controller of PLM, Inc., beginning in December 1982. Mr. Bess was Vice President-Controller of Trans Ocean Leasing Corporation, a container leasing company, from November 1978 to November 1982, and Group Finance Manager with the Field Operations Group of Memorex Corp., a manufacturer of computer peripheral equipment, from October 1975 to November 1978.

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

     Steven O. Layne was appointed Vice President, PLM Transportation Equipment Corporation's Air Group in November 1992, and was appointed Vice President and Director of PLM Worldwide Management Services, Ltd. in September, 1995. Mr. Layne was its Vice President, Commuter and Corporate Aircraft beginning in July 1990. Prior to joining PLM, Mr. Layne was the Director, Commercial Marketing for Bromon Aircraft Corporation, a joint venture of General Electric Corporation and the Government Development Bank of Puerto Rico. Mr. Layne is a major in the United States Air Force Reserves and senior pilot with 13 years of accumulated service.

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

ITEM 11.      EXECUTIVE COMPENSATION

The Program has no directors, officers, or employees. The Program has no pension, profit-sharing, retirement, or similar benefit plan in effect as of December 31, 1996.

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

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      (a)           Transactions with Management and Others

                    During 1996, $271,533 in management fees was paid to the Manager by participants in the Program.

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



                                       RMI COVERED HOPPER RAILCAR
                                       MANAGEMENT PROGRAM 79-1
Date:     March 14, 1997               Registrant


                                       By:  PLM Investment Management, Inc.
                                            Manager



                                       By:  /s/ Stephen M. Bess
                                            -------------------------
                                            Stephen M. Bess
                                            President





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


      Name                         Capacity                        Date



*
Stephen M. Bess                    Director                     March 14, 1997



*
Douglas P. Goodrich                Director                     March 14, 1997



*
Stephen Peary                      Director                     March 14, 1997



* Stephen Peary, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.




/s/ Stephen Peary
------------------------
Stephen Peary
Attorney-in-Fact

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1

                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))


                                                                          Page

Report of Independent Auditors                                             17

Statements of revenues collected and expenses paid and other changes in cash for the years ended December 31,
   1996, 1995 and 1994                                                     18

Notes to the statements of revenues collected and expenses
   paid and other changes in cash                                       19-20




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

In our opinion, the accompanying financial statements present fairly, in all material respects, the revenues collected and expenses paid and other changes in cash of RMI Covered Hopper Railcar Management Program 79-1 for each of the years in the three-year period ended December 31, 1996, on the cash basis of accounting described in Note 1.


/S/ KPMG PEAT MARWICK LLP
---------------------------

San Francisco, California
March 14, 1997

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
               STATEMENTS OF REVENUES COLLECTED AND EXPENSES PAID
                            AND OTHER CHANGES IN CASH
                        For the Years Ended December 31,



                                                               1996                1995              1994
                                                          ------------------------------------------------------
Revenues collected:
  Lease revenue received                                  $    2,458,027      $   2,475,106      $   2,378,466
  Interest and other income                                       80,182             84,829             63,161
                                                          -------------------------------------------------------

    Total revenues collected                                   2,538,209          2,559,935          2,441,627

Expenses paid:
  Repairs and maintenance                                        295,383            363,776            339,962
  Insurance                                                       26,065             23,890             49,969
  Property taxes                                                  30,894             53,685             75,606
  Accounting and legal fees                                        8,849              6,597             12,741
  Storage, repositioning and other                                13,083              7,979             13,208
                                                          -------------------------------------------------------

    Total expenses paid                                          374,274            455,927            491,486
                                                          -------------------------------------------------------

Excess of revenues collected over
  expenses paid                                                2,163,935          2,104,008          1,950,141
                                                          -----------------------------------------------------

Other increases (decreases) in cash:

  Prepaid mileage, reimbursable repairs
    and other expenses                                          (275,672 )          119,213            130,846
  Management fees paid                                          (271,533 )         (262,458 )         (244,940 )
  Receipt of proceeds from sold or destroyed
    cars                                                         960,000             46,742            578,134
  Receipt of proceeds for transfer of
    car ownership                                                384,000            250,000                 --
  Payments to investors for sold or destroyed
    cars                                                        (966,540 )          (72,250 )         (579,035 )
  Payments to investors for transfer of
    car ownership                                               (368,640 )         (240,000 )               --
  Distributions to investors                                  (1,809,722 )       (1,731,469 )       (1,630,674 )
  Commission paid                                                (51,960 )          (10,000 )               --
                                                          -------------------------------------------------------

Net other decreases in cash                                   (2,400,067 )       (1,900,222 )       (1,745,669 )
                                                          -------------------------------------------------------

Net (decrease) increase in cash                                 (236,132 )          203,786            204,472

Cash at beginning of year                                      1,581,112          1,377,326          1,172,854
                                                          -------------------------------------------------------

Cash at end of year                                       $    1,344,980      $   1,581,112      $   1,377,326
                                                          =======================================================


                     See accompanying notes to the financial
                                  statements.

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
         NOTES TO THE STATEMENTS OF REVENUES COLLECTED AND EXPENSES PAID
                            AND OTHER CHANGES IN CASH
                                December 31, 1996

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

2.    Operations

      The Program is managed by IMI, a wholly owned subsidiary of PLM Financial Services, Inc. (FSI). FSI, in conjunction with its subsidiaries, syndicated investor programs, sells transportation equipment to investor programs and third parties, manages pools of transportation equipment under management agreements with the investor programs, and is also a general partner of several limited partnerships. The investors are liable for the obligations and liabilities of the Program.

           As of December 31, 1996, monthly management fees of $38 per car are charged directly to the individual investors with respect to cars being managed pursuant to five-year extensions made to the original management agreements which had original terms of ten years. In addition, IMI earns an incentive management fee equal to 15% of Net Earnings (as defined in the original Management Agreement) over $750 per car per quarter. Prior to the five-year extensions, management fees were being charged at the rate of $55 per car.

           At December  31,  1996,  469 cars (495 cars at December  31, 1995 and
      1994) which are owned by the investors, were being managed by IMI under the Program, all of which were covered by lease arrangements at December 31, 1996. During 1996, five cars were added, 31 cars were sold or destroyed and 14 cars were transferred from some investors to other investors within the Program and IMI received a commission fee of $51,960 to handle the sale and transfer.

3.    Revenues and Expenses

      Operating revenues and expenses of the Program are pooled and allocated to participants based on available car-days as defined in the Management Agreement. Revenues are earned by placing the railcars under leases, and are billed monthly. As of December 31, 1996, all 469 cars were leased on a fixed rate basis.

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
         NOTES TO THE STATEMENT OF REVENUES COLLECTED AND EXPENSES PAID
                            AND OTHER CHANGES IN CASH
                                December 31, 1996


3.    Revenues and Expenses (continued)

      The lessees accounting for 10% or more of lease revenues collected during 1996, 1995 and 1994 were Louis Dreyfus Corp. (14% in 1996, 14% in 1995, and 13% in 1994), Canadian Pacific Railroad (17% in 1996, 16% in 1995, and 19% in 1994), San Luis Central Railroad Co. (15% in 1996, 13% in 1995, and 14% in 1994), Union Pacific Railroad (21% in 1996, 24% in 1995, and 26% in
      1994),  and  General  Chemical  Co.  (12% in 1996,  14% in 1995 and 10% in
      1994).

4.    Equalization Reserve

      Under the terms of the Management Agreement, IMI may, at its discretion, cause the Program to retain a certain amount of cash (the working capital reserve) to cover future disbursements and provide for a balanced distribution of funds to the investors each quarter. IMI has determined the working capital reserve at December 31, 1996 to be $910,989 ($873,359 and $956,308 at December 31, 1995 and 1994, respectively). Any retained cash has been invested in an interest bearing account at a rate of 4.5% at December 31, 1996 (5.38% and 2.47% at December 31, 1995 and 1994,
      respectively).

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