Form 10-Q
period 1997-03-31
RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
filed 1997-05-13
CIK 311250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q



         [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended March 31, 1997.

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




                                                                                        For the three months
                                                                                          ended March 31,
                                                                                 -------------------------------------
                                                                                         1997                1996
                                                                                    ------------------------------------

   Revenues collected:
     Lease revenue received                                                         $     691,150       $     634,046
     Interest and other income                                                             16,022              20,197
                                                                                    ------------------------------------
         Total revenues collected                                                         707,172             654,243

   Expenses paid:
     Repairs and maintenance                                                               46,221              72,387
     Property taxes                                                                        (3,994 )             6,092
     Accounting and legal fees                                                              6,213               3,323
     Storage, repositioning and other                                                       4,580               5,797
                                                                                    ------------------------------------
         Total expenses paid                                                               53,020              87,599
                                                                                    ------------------------------------

   Excess of revenues collected
     over expenses paid                                                                   654,152             566,644
                                                                                    ------------------------------------

   Other increases (decreases) in cash:

     Prepaid mileage, reimbursable repairs
       and other expense                                                                    9,365             (67,020 )
     Management fees paid                                                                 (67,553 )           (68,004 )
     Receipt of proceeds from sold or destroyed cars                                           --             899,000
     Receipt of proceeds for transfer of car ownership                                         --              25,000
     Payments to investors for transfer of car ownership                                       --             (24,000 )
     Commission paid for sold or destroyed cars                                            (1,080 )           (35,960 )
     Commission paid for transfer of car ownership                                             --              (1,000 )
     Distributions to investors                                                          (445,597 )          (444,777 )
                                                                                    ------------------------------------
   Net other (decreases) increases in cash                                               (504,865 )           283,239
                                                                                    ------------------------------------

   Net increase in cash                                                                   149,287             849,883

   Cash at beginning of period                                                          1,344,981           1,581,112
                                                                                    ------------------------------------

   Cash at end of period                                                            $   1,494,268       $   2,430,995
                                                                                    ====================================












                       See accompanying notes to financial
                                  statements.

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
         NOTES TO THE STATEMENTS OF REVENUES COLLECTED AND EXPENSES PAID
                            AND OTHER CHANGES IN CASH
                                 March 31, 1997



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

2.   Operations

At March 31, 1997, 470 cars, which are owned by the investors, were being managed by IMI under the Program. With the exception of four cars, all of the cars were covered by lease agreements. During the three months ending March 31, 1997, one car was added to the Program.

3.   Equalization reserve

Under the terms of the management agreement, IMI may, at its discretion, cause the Program to retain a certain amount of cash (the working capital reserve) to cover future disbursements and provide for a balanced distribution of funds to the investors each quarter. IMI has determined the working capital reserve at March 31, 1997, to be $1,002,572 ($910,989 at December 31, 1996).

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CASH BALANCES AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Program's capital commitments consist of paying operating expenses, and to the extent funds are available, making cash distributions to the investors. Cash reserves are considered sufficient to cover all known liabilities of the equipment pool.

Comparison of the Program's Revenues Collected, Expenses Paid and Other Changes in Cash for the Three Months Ended March 31, 1997 and 1996

Revenues collected:

(1) Lease receipts increased to $691,150 in the first quarter of 1997 from $634,046 in the first quarter of 1996. The increase is primarily due to the timing of receipt of revenues and the higher average lease rates for certain lessees during the comparable periods.

(2) Interest and other income decreased to $16,022 in the first quarter of 1997, from $20,197 in the first quarter of 1996, due to lower interest income resulting from lower rate of interest paid and lower average cash balances.

Expenses paid:

(1) Repairs and maintenance expense decreased to $46,221 in the first quarter of 1997, from $72,387 in the first quarter of 1996. The decrease is due to the timing of payments of expenses during comparable periods.

(2) Property taxes decreased to a credit of $3,994 in the first quarter of 1997, from $6,092 in the first quarter of 1996. The decrease is due to a $4,000 credit for overpaid taxes from prior years, and the timing of payments for these taxes during the comparable periods, as the tax rates remained constant.

(3) Accounting and legal fees increased to $6,213 in the first quarter of 1997, from $3,323 in the first quarter of 1996 due to the increase in cost of these professional services and the timing of payments for these expenses during the comparable periods.

(4) Storage, repositioning and other expenses decreased to $4,580 in the first quarter of 1997, from $5,797 in the first quarter of 1996. The decrease is primarily due to the timing of payments of expenses during comparable periods.

Other changes in cash:

(1) Prepaid mileage, reimbursable repairs and other are composed primarily of receipts of mileage credits from railroads which are due to lessees, net of reimbursable repairs due from lessees. The funds increased by $9,365 in the first quarter of 1997, as compared to a decrease by $67,020 in the first quarter of 1996. The difference between comparable periods is due primarily to the timing of net receipts and repayments of these funds by the Program.

(2) Management fees paid decreased slightly to $67,553 in the first quarter 1997, from $68,004 in the first quarter of 1996. The decrease is due to 29 cars that were sold during March of 1996, offset by the higher incentive fee of $14,070 in the first quarter of 1997 compared to $11,270 paid in the same period of 1996.

The Program distributed $445,597 to investors in the first quarter 1997, and $444,777 in the first quarter of 1996.

The Program's performance in the first quarter 1997 is not necessarily indicative of future periods.

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



                                       RMI COVERED HOPPER RAILCAR
                                       MANAGEMENT PROGRAM 79-1


                                       By: PLM Investment Management, Inc.
                                           Manager


                                       By: /s/ Stephen M. Bess
                                           -----------------------------
                                           Stephen M. Bess
                                           President



Date:  May 12, 1997                     By:/s/ David J. Davis
                                           -----------------------------
                                           David J. Davis
                                           Vice President and
                                           Corporate Controller