Form 10-Q
period 1997-06-30
RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
filed 1997-08-07
CIK 311250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q



         [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended June 30, 1997.

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
                            AND OTHER CHANGES IN CASH


                                                                         For the three months               For the six months
                                                                            ended June 30,                    ended June 30,
                                                                         1997            1996              1997             1996
                                                                    ---------------------------------------------------------------

            Revenues collected:
              Lease revenue received                                $    519,290      $   623,070     $   1,210,440    $  1,257,117
              Interest income                                             16,292           17,891            32,314          38,088
                                                                    ---------------------------------------------------------------
                  Total revenues collected                               535,582          640,961         1,242,754       1,295,205
                                                                    ---------------------------------------------------------------

            Expenses paid:
              Repairs and maintenance                                     62,476           65,952           108,697         138,340
              Insurance                                                  (11,077 )             --           (10,181 )            --
              Property taxes                                                 826            6,648            (3,168 )        12,740
              Accounting and legal fees                                    1,223            3,988             7,436           7,311
              Storage, repositioning and other                             1,867            2,079             5,550           7,875
                                                                    ---------------------------------------------------------------

                  Total expenses paid                                     55,315           78,667           108,334         166,266
                                                                    ----------------------------------------------------------------

            Excess of revenues collected
              over expenses paid                                         480,267          562,294         1,134,420       1,128,939
                                                                    ----------------------------------------------------------------

            Other increases (decreases) in cash:

              Prepaid mileage, reimbursable repairs
                and other expense                                         (4,089 )         23,508             5,276         (43,513)
              Management fees paid                                       (71,276 )        (68,512 )        (138,829 )      (136,515)
              Receipt of proceeds from sold or destroyed cars             31,713           61,000            31,713         960,000
              Receipt of proceeds for transfer of car ownership           27,500           54,000            27,500          79,000
              Payments to investors for sold or destroyed cars           (31,713 )       (921,600 )         (31,713 )      (921,600)
              Payments to investors for transfer of car
               ownership                                                 (26,400 )        (24,960 )         (26,400 )       (48,960)
              Commission paid                                             (1,100 )         (5,720 )          (2,180 )       (42,680)
              Distributions to investors                                (469,216 )       (512,324 )        (914,813 )      (957,101)
                                                                    ---------------------------------------------------------------

            Net other decreases in cash                                 (544,581 )     (1,394,608 )      (1,049,446 )    (1,111,369)
                                                                    ----------------------------------------------------------------

            Net (decrease) increase in cash                              (64,314 )       (832,314 )          84,974          17,570

            Cash at beginning of period                                1,494,268        2,430,996         1,344,980       1,581,112
                                                                    ----------------------------------------------------------------

            Cash at end of period                                   $  1,429,954      $ 1,598,682     $   1,429,954   $   1,598,682
                                                                    ================================================================







                       See accompanying notes to financial
                                  statements.

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
         NOTES TO THE STATEMENTS OF REVENUES COLLECTED AND EXPENSES PAID
                            AND OTHER CHANGES IN CASH
                                  June 30, 1997



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

2.   Operations

At June 30, 1997, 474 cars, which are owned by the investors, were being managed by IMI under the Program. At June 30, 1997, all but fourteen of the cars were covered by lease agreements. During the six months ending June 30, 1997, six cars were added to the Program, one car was destroyed, and one car was transferred from one investor to another investor.

3.   Equalization reserve

Under the terms of the management agreement, IMI may, at its discretion, cause the Program to retain a certain amount of cash (the working capital reserve) to cover future disbursements and provide for a balanced distribution of funds to the investors each quarter. IMI has determined the working capital reserve at June 30, 1997, to be $940,501 ($910,989 at December 31, 1996).

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Program's capital commitments consist of paying operating expenses, and to the extent funds are available, making cash distributions to the investors. Cash reserves are considered sufficient to cover all known liabilities of the equipment pool.

Comparison of the Program's Revenues Collected, Expenses Paid and Other Changes in Cash for the Three Months Ended June 30, 1997 and 1996

Revenues collected:

(1) Lease receipts decreased to $519,290 in the second quarter of 1997, from $623,070 in the second quarter of 1996. The decrease is primarily due to the timing of receipt of revenues during the comparable periods.

(2) Interest income decreased to $16,292 in the second quarter of 1997, from $17,891 in the second quarter of 1996, due to lower interest income resulting from lower interest income due to lower average cash balances maintained by the Program.

Expenses paid:

(1) Repairs and maintenance expense decreased to $62,476 in the second quarter of 1997, from $65,952 in the second quarter of 1996. The decrease is due to the timing of payments of expenses during comparable periods.

(2) Insurance decreased to a credit of $11,077 in the second quarter of 1997, from zero in the second quarter of 1996. The decrease is due to a refund of 1994 annual premium for business interruption insurance received in the second quarter of 1997.

(3) Property taxes decreased to $826 in the second quarter of 1997, from $6,648 in the second quarter of 1996. The decrease is due to a $4,200 credit for overpaid taxes from prior years, and the timing of payments for these taxes during the comparable periods, as the tax rates remained constant.

(4) Accounting and legal fees decreased to $1,223 in the second quarter of 1997, from $3,988 in the second quarter of 1996 due to the timing of payments for these expenses during the comparable periods.

(5) Storage, repositioning and other expenses decreased to $1,867 in the second quarter of 1997, from $2,079 in the second quarter of 1996. The decrease is primarily due to the timing of payments of expenses during comparable periods.

Other changes in cash:

(1) Prepaid mileage, reimbursable repairs and other are composed primarily of receipts of mileage credits from railroads which are due to lessees, net of reimbursable repairs due from lessees. The funds decreased by $4,089 in the second quarter of 1997, as compared to an increase by $23,508 in the second quarter of 1996. The difference between comparable periods is due primarily to the timing of net receipts and repayments of these funds by the Program.

(2) Management fees paid increased to $71,276 in the second quarter of 1997, from $68,512 in the second quarter of 1996. The increase is due to five cars which were added during the second quarter of 1997, partially offset by lower incentive fee in the second quarter of 1997 compared to same period of 1996. In the second quarter of 1997, $17,588 in incentive fees were paid to IMI, compared to $26,240 in the second quarter of 1996.

(3) During the second quarter of 1997, one car was destroyed for which the Program received proceeds of $31,713. During the second quarter of 1996, two cars were sold for $61,000. The net proceeds of $921,600 that was paid to the investors in the second quarter of 1996 included the net proceeds of $863,040 for 29 cars sold in the first quarter of 1996.

(4) Comission paid decreased to $1,100 in the second quarter of 1997, from $5,720 in the second quarter of 1996. The decrease was due to fewer cars being destroyed or transferred in the second quarter of 1997 as compared to the second quarter of 1996.

Comparison of the Program's Revenues Collected, Expenses Paid and Other Changes in Cash for the Six Months Ended June 30, 1997 and 1996

Revenues collected:

(1) Lease receipts decreased to $1,210,440 for the six months ended June 30, 1997, from $1,257,117 for the comparable period in 1996. The decrease is primarily due to the timing of receipt of revenues during the comparable periods.

(2) Interest income decreased to $32,314 for the six months ended June 30, 1997, from $38,088 for the comparable period in 1996, due to lower interest income resulting from a lower interest income due to lower cash balances maintained by the Program.

Expenses paid:

(1) Repairs and maintenance expense decreased to $108,697 for the six months ended June 30, 1997, from $138,340 for the comparable period in 1996. The decrease is due to the timing of payments of expenses during comparable periods.

(2) Insurance decreased to a credit of $10,181 for the six months ended June 30, 1997, from zero for the comparable period of 1996. The decrease is due to a refund of 1994 annual premium for business interruption insurance received in the second quarter of 1997.

(3) Property taxes decreased to a credit of $3,168 for the six months ended June 30, 1997, from $12,740 for the comparable period in 1996. The decrease is due to a $8,400 credit for overpaid taxes from prior years, and the timing of payments for these expenses during the comparable periods, as the tax rates remained constant.

(4) Accounting and legal fees increased to $7,436 for the six months ended June 30, 1997, from $7,311 for the comparable period in 1996 due to the timing of payments for these expenses during the comparable periods.

(5) Storage, repositioning and other expenses decreased to $5,550 for the six months ended June 30, 1997, from $7,875 for the comparable period in 1996. The decrease is primarily due to the timing of payments of expenses during comparable periods and decrease in postage and filing fee.

Other changes in cash:

(1) Prepaid mileage, reimbursable repairs and other are composed primarily of receipts of mileage credits from railroads which are due to lessees, net of reimbursable repairs due from lessees. The funds increased by $5,276 for the six months ended June 30, 1997, as compared to a decrease of $43,513 for the comparable period in 1996. The difference between comparable periods is due primarily to the timing of net receipts and repayments of these funds by the Program.

(2) Management fees paid increased to $138,829 for the six months period ended June 30, 1997, from $136,515 for the comparable period in 1996. The increase is due to $31,658 of incentive fees that was paid for the comparable period in 1997, as compared to comparable incentive fees of $26,240 that was paid for the six months ended June 30, 1996. The increase is also due to six cars being added during 1997 to the Program.

(3) During the six months ended June 30, 1997, one car was destroyed for which the Program received proceeds of $31,713. During the six months ended June 30, 1996, 31 cars were sold for $960,000. The net proceeds of $921,600 was paid to the investors for the six months ended June 30, 1996.

(4) Comission paid decreased to $2,180 for the six months ended June 30, 1997, from $42,680 in the second quarter of 1996. The decrease was due to fewer cars being destroyed or sold, or transferred for the six months ended June 30, 1997, as compared to same period of 1996.

The Program distributed $914,813 to investors in the six months ended June 30, 1997, and $957,101 in the six months ended June 30, 1996.

The Program's performance in the six months ended June 30, 1997 is not necessarily indicative of future periods.

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



                             RMI COVERED HOPPER RAILCAR
                             MANAGEMENT PROGRAM 79-1


                             By: PLM Investment Management, Inc.
                                 Manager


                             By: /s/ Stephen M. Bess
                                 --------------------
                                 Stephen M. Bess
                                 President



Date:  August 7, 1997        By: /s/ Richard Brock
                                 --------------------
                                 Richard Brock
                                 Vice President and
                                 Corporate Controller