Form 10-Q
period 1997-09-30
RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
filed 1997-11-14
CIK 311250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q



         [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended September 30, 1997.

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
                            AND OTHER CHANGES IN CASH


                                                                         For the Three Months               For the Nine Months
                                                                          Ended September 30,               Ended September 30,
                                                                         1997            1996              1997             1996
                                                                    ----------------------------------------------------------------

            Revenues collected:
              Lease revenue received                                $    553,046     $    618,363     $   1,763,486    $ 1,875,508
              Interest and other income                                   17,421           17,187            49,735         55,247
                                                                    ----------------------------------------------------------------
                  Total revenues collected                               570,467          635,550         1,813,221      1,930,755
                                                                    ----------------------------------------------------------------

            Expenses paid:
              Repairs and maintenance                                    110,222           92,950           218,920        230,945
              Insurance                                                    4,269               --            (5,912 )        3,195
              Property taxes                                             (12,270 )          2,815           (15,402 )       15,555
              Accounting and legal fees                                       --              911             8,936          8,576
              Storage, repositioning and other                             9,749            3,401            15,316          8,072
                                                                    --------------------------------  ------------------------------
                                                                                                    --
                  Total expenses paid                                    111,970          100,077           221,858        266,343
                                                                    ----------------------------------------------------------------

            Excess of revenues collected
              over expenses paid                                         458,497          535,473         1,591,363      1,664,412
                                                                    ----------------------------------------------------------------

            Other increases (decreases) in cash:

              Prepaid mileage, reimbursable repairs
                and other expense                                          8,510         (207,216 )          15,340       (249,488 )
              Management fees paid                                       (71,912 )        (67,536 )        (210,741 )     (204,051 )
              Receipt of proceeds from sold or destroyed cars                 --               --            31,713        960,000
              Receipt of proceeds for transfer of car ownership               --          305,000            27,500        384,000
              Payments to investors for sold or destroyed cars                --               --           (31,713 )     (923,561 )
              Payments to investors for transfer of car
               ownership                                                      --         (319,680 )         (26,400 )     (368,640 )
              Commission paid                                                 --          (10,000 )          (2,180 )      (51,960 )
              Distributions to investors                                (472,439 )       (449,964 )      (1,387,252 )   (1,407,065 )
                                                                    --------------------------------  ------------------------------
                                                                                                    --
            Net other decreases in cash                                 (535,841 )       (749,396 )      (1,583,733 )   (1,860,765 )
                                                                    ----------------------------------------------------------------

            Net (decrease) increase in cash                              (77,344 )       (213,923 )           7,630       (196,353 )

            Cash at beginning of period                                1,429,954        1,598,682         1,344,980      1,581,112
                                                                    ----------------------------------------------------------------

            Cash at end of period                                   $  1,352,610     $  1,384,759     $   1,352,610    $ 1,384,759
                                                                    ================================================================







                       See accompanying notes to financial
                                  statements.

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
         NOTES TO THE STATEMENTS OF REVENUES COLLECTED AND EXPENSES PAID
                            AND OTHER CHANGES IN CASH
                               September 30, 1997



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

2.   Operations

At September 30, 1997, 476 cars, which are owned by the investors, were being managed by IMI under the Program. At September 30, 1997, all of the cars were covered by lease agreements. During the nine months ending September 30, 1997, eight cars were added to the Program, one car was destroyed, and one car was transferred from one investor to another investor.

3.   Working Capital Reserve

Under the terms of the management agreement, IMI may, at its discretion, cause the Program to retain a certain amount of cash (the working capital reserve) to cover future disbursements and provide for a balanced distribution of funds to the investors each quarter. IMI has determined the working capital reserve at September 30, 1997, to be $804,296 ($910,989 at December 31, 1996).

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Program's capital commitments consist of paying operating expenses, and to the extent funds are available, making cash distributions to the investors. Cash reserves are considered sufficient to cover all known liabilities of the equipment pool.

Comparison of the Program's Revenues Collected, Expenses Paid and Other Changes in Cash for the Three Months Ended September 30, 1997 and 1996

Revenues collected:

(1) Lease receipts decreased to $553,046 in the third quarter of 1997, from $618,363 in the third quarter of 1996. The decrease is primarily due to the timing of receipt of revenues during the comparable periods.

Expenses paid:

(1) Repairs and maintenance expense increased to $110,222 in the third quarter of 1997, from $92,950 in the third quarter of 1996. The increase is due to the timing of payments of expenses during the comparable periods.

(2) Insurance increased to $4,269 in the third quarter of 1997, from zero in the third quarter of 1996. The increase is due to the timing of payments of expenses during the comparable periods.

(3) Property taxes decreased to a credit of $12,270 in the third quarter of 1997, from expense of $2,815 in the third quarter of 1996. The decrease is due to $8,110 of litigation settlement proceeds which were received in the third quarter of 1997, a $4,600 credit for overpaid taxes from prior years, and the timing of payments for these taxes during the comparable periods, as the tax rates remained constant.

(4) There were no accounting and legal fees in the third quarter of 1997, compared to accounting and legal fees of $911 in the third quarter of 1996 due to the timing of payments for these expenses during the comparable periods.

(5) Storage, repositioning and other expenses increased to $9,749 in the third quarter of 1997, from $3,401 in the third quarter of 1996. The increase is primarily due to higher repositioning expenses during the third quarter of 1997, and the timing of payments of expenses during comparable periods.

Other changes in cash:

(1) Prepaid mileage, reimbursable repairs and other are composed primarily of receipts of mileage credits from railroads which are due to lessees, net of reimbursable repairs due from lessees. The funds increased by $8,510 in the third quarter of 1997, as compared to a decrease by $207,216 in the third quarter of 1996. The difference between comparable periods is due primarily to the timing of net receipts and repayments of these funds by the Program.

(2) Management fees paid increased to $71,912 in the third quarter of 1997, from $67,536 in the third quarter of 1996. The increase is due to $17,664 of incentive fees that were paid in the third quarter of 1997, compared to $14,070 of incentive fees that were paid in the third quarter of 1996. The increase is also due to higher management fee due to eight cars which were added during 1997.

(3) There were no commissions paid in the third quarter of 1997, compared to $10,000 of commissions paid in the third quarter of 1996. The decrease was due to fewer cars being destroyed or transferred in the third quarter of 1997 as compared to the third quarter of 1996.

Comparison of the Program's Revenues Collected, Expenses Paid and Other Changes in Cash for the Nine Months Ended September 30, 1997 and 1996

Revenues collected:

(1) Lease receipts decreased to $1,763,486 for the nine months ended September 30, 1997, from $1,875,508 for the comparable period in 1996. The decrease is primarily due to the timing of receipt of revenues during the comparable periods and the disposition of 31 cars in 1996.

(2) Interest and other income decreased to $49,735 for the nine months ended September 30, 1997, from $55,247 for the comparable period in 1996, due to a decrease in interest income as a result of lower average cash balances maintained by the Program.

Expenses paid:

(1) Repairs and maintenance expense decreased to $218,920 for the nine months ended September 30, 1997, from $230,945 for the comparable period in 1996. The decrease is due to the timing of payments of expenses during comparable periods.

(2) Insurance decreased to a credit of $5,912 for the nine months ended September 30, 1997, from expense of $3,195 for the comparable period of 1996. The decrease is due to a refund of the 1994 annual premium for business interruption insurance received in the second quarter of 1997. No similar refund was received in 1996.

(3) Property taxes decreased to a credit of $15,402 for the nine months ended September 30, 1997, from expense of $15,555 for the comparable period in 1996. The decrease is due to a $13,000 credit for overpaid taxes from prior years, $8,110 of litigation settlement proceeds which were received in the third quarter of 1997, and the timing of payments for these expenses during the comparable periods, as the tax rates remained constant.

(4) Accounting and legal fees increased to $8,936 for the nine months ended September 30, 1997, from $8,576 for the comparable period in 1996 due to the timing of payments for these expenses during the comparable periods.

(5) Storage, repositioning and other expenses increased to $15,316 for the nine months ended September 30, 1997, from $8,072 for the comparable period in 1996. The increase is primarily due to higher repositioning expenses during 1997, and the timing of payments of expenses during comparable periods.

Other changes in cash:

(1) Prepaid mileage, reimbursable repairs and other are composed primarily of receipts of mileage credits from railroads which are due to lessees, net of reimbursable repairs due from lessees. The funds increased by $15,340 for the nine months ended September 30, 1997, as compared to a decrease of $249,488 for the comparable period in 1996. The difference between comparable periods is due primarily to the timing of net receipts and repayments of these funds by the Program.

(2) Management fees paid increased to $210,741 for the nine months period ended September 30, 1997, from $204,051 for the comparable period in 1996. The increase is due to $49,322 of incentive fees that were paid for the nine months ended September 30, 1997, as compared to incentive fees of $40,310 that were paid for the nine months ended September 30, 1996.

(3) During the nine months ended September 30, 1997, one car was disposed for which the Program received proceeds of $31,713. During the nine months ended September 30, 1996, 31 cars were disposed for $960,000.

(4) Commission paid decreased to $2,180 for the nine months ended September 30, 1997, from $51,960 for the comparable period of 1996. The decrease was due to fewer cars being destroyed or sold, or transferred for the nine months ended September 30, 1997, as compared to same period of 1996.

The Program distributed $1,387,252 to investors in the nine months ended September 30, 1997, and $1,407,065 in the nine months ended September 30, 1996.

The Program's performance in the nine months ended September 30, 1997 is not necessarily indicative of future periods.

FORWARD LOOKING INFORMATION

Except for historical information contained herein, the discussion in this Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of the Program's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. The Program's actual results could differ materially from those discussed here.

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



                             RMI COVERED HOPPER RAILCAR
                             MANAGEMENT PROGRAM 79-1


                             By: PLM Investment Management, Inc.

                                     Manager


                             By: /s/ Stephen M. Bess
                                 --------------------------
                                 Stephen M. Bess
                                 President



Date:  November 14, 1997     By: /s/ Richard Brock
                                 --------------------------
                                 Richard Brock
                                 Vice President and
                                 Corporate Controller