Form 10-K
period 1997-12-31
RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
filed 1998-03-31
CIK 311250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-K


     [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended December 31, 1997.

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

         Aggregate Market Value of Voting Stock:  N/A

         An index of exhibits filed with this Form 10-K is located at page 20.

         Total number of pages in this report:  21

                                     PART I

ITEM 1.       BUSINESS

(A) Background

In 1979, PLM Investment Management, Inc. (IMI or Manager) (formerly PLM Railcar Management, Inc.), a wholly owned subsidiary of PLM Financial Services, Inc.
(FSI), sponsored the public offering of a management program entitled RMI Covered Hopper Railcar Management Program 79-1 (the Registrant or the Program). The Program was registered with the Securities and Exchange Commission under the Securities Act of 1933. The Program offered to investors, meeting certain suitability standards, the opportunity to purchase from PLM Transportation Equipment Corporation (TEC) (formerly National Equipco, Inc.), an affiliate of FSI, one or more 100-ton triple covered hopper, 4,700 or 4,750 cubic foot, railroad cars with center pockets, gravity discharge, and trough hatches (car or cars).

The purchase price for one unit, consisting of one car plus a Management Agreement (Unit), was the sum of (i) the manufacturer's invoice price of a car,
(ii) a commencement fee paid to an affiliate of the Manager, equal to 10% prior to August 15, 1980, and 13% thereafter, of the manufacturer's invoice price and
(iii) initial storage and transit costs.

The Program is organized to provide investors with an efficient and convenient method of acquiring, leasing, maintaining, and managing individually owned railroad cars. With certain exceptions, operating revenues and expenses from all cars managed under the Program are pooled. Net income or net loss is allocated to each participant and excess cash flow is distributed to each participant on a pro-rata basis after maintaining reasonable reserves.

IMI manages 7 private railcar management programs and two public railcar programs. Each of the programs involves a distinct group of railcars available for a specified time and managed separately, with all funds from each management program administered separately. The railcars owned by investors in each pool are subject to separate leases.

(B)   Sale and Availability of Cars

Program investors originally purchased a total of 777 cars for a price per car ranging from $48,000 to $50,000, which included commencement fees and other fees. The Program closed April 30, 1981. Subsequent to the close of the Program, 316 cars have been sold or destroyed and 16 cars have been added to the fleet. As of December 31, 1997, 477 cars were in the Program, all of which were on lease.

(C)   Management

The investors were offered the option of entering into a 10-year management agreement (Management Agreement) with IMI, pursuant to which IMI has acted as the investors' agent for the purpose of managing and leasing the investors' car or cars. Pursuant to the original Management Agreement and extensions thereof, IMI receives a management fee on a per car basis at a fixed rate each month, plus an incentive management fee equal to 15% of "Net Earnings" (as defined in the Management Agreement) over $750 per car per quarter. The weighted-average monthly rental rate per car in 1997 was $425.

All 477 cars in the Program are operating under fixed payment, full service lease agreements. Additional mileage revenue above the fixed lease payments may also be earned for certain cars.

At December 31, 1997, the Program had leases with the following lessees which accounted for greater than 10% of the total number of cars in the Program:


Lessee                                               Number of Cars          % of                Remaining
                                                                         Total Fleet             Lease Term
-------------------------------------------------------------------------------------------------------------------

Union Pacific                                              92                 19                17 months
Louis Dreyfus Corp.                                        70                 15                8-28 months
San Luis Central Railroad                                  70                 15                36 months
Canadian Pacific Railroad                                  70                 15                20 months
General Chemical Corp.                                     57                 12                32 months


Under most of the Program's leases, the lessor is obligated to pay property taxes and to maintain the cars in good running condition. When cars need repair, rent will generally abate during the period they are out of service. Lessees are usually obligated to pay all other operating expenses of the cars. Lessees are normally responsible for the loss, damage, or destruction of the cars, except in the case of negligence, recklessness, or willful misconduct on the part of the Manager. Regulatory changes may occasionally require cars to be altered or retrofitted. Typically, such alterations or retrofits are the responsibility of the investor. The leases usually provide for an increase in the monthly rental rate calculated as a percentage of the cost of any such alterations. In such cases, rent will abate for the period of time while the alterations are being made.

Monthly management fees of $38 per car and quarterly incentive management fees are charged directly to the individual investors pursuant to two five-year extensions made to the original Management Agreements which had an original term of ten years. Prior to the five-year extensions, management fees were being charged at the rate of $55 per car.

(D)   Competition

Full service lease rental rates are highly competitive and are not subject to regulation by the Interstate Commerce Commission. Lease rental rates are principally affected by the demand for and the supply of cars between different owner-lessors. Secondarily, lease rental rates are influenced by a number of factors, including the cost of new and used cars, interest rates, maintenance and operating costs, property taxes, other direct operating costs, and the level of railroad mileage allowances.

The major leasing competitors of the Program who are also involved in leasing privately-owned covered hopper cars are: ACF Industries, Inc. (Shippers Car Line Division), First Union Rail Services, Inc., General Electric Railcar Services Corporation, Chicago Freight Car, Inc., and Canadian Wheat Board.

(E)   Demand

For the full year of 1997, grain car loadings in North America were 1,651,113 cars versus 1,660,773 cars in 1996, a decrease of approximately 1%. Industry-wide, the covered hopper is one car type that has increased in number over the last ten years, going from a total of 299,172 cars in 1985 to 325,882 cars in 1995. As far as new car deliveries are concerned, covered hopper cars have been the biggest growth area, accounting for 30 percent of new deliveries in 1995 and 50% of new car deliveries in 1996. The Program has been experiencing some downward pressure on covered hopper car rental rates as demand throughout 1997 was weaker than during 1996.

ITEM 2.           PROPERTIES

At December 31, 1997, the Program had no properties except for the 477 cars being managed under the Program, as described in Item 1(c). The Manager of the Program maintains its principal office at One Market, Steuart Street Tower, Suite 800, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Program.

ITEM 3.           LEGAL PROCEEDINGS

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Program's owners during the last quarter of its fiscal year ended December 31, 1997.

                                     PART II

ITEM 5.       MARKET FOR THE PROGRAM'S EQUITY AND RELATED EQUITY MATTERS

None.





















                      (This space intentionally left blank)

ITEM 6.       SELECTED FINANCIAL DATA

Table 1, below, lists selected financial data for the five years ended December 31, 1997, prepared on a cash basis, for the Program, as a whole and on a per car basis, computed on a weighted-average available car per day basis:

                                     TABLE 1

                        For the years ended December 31,

                                         1997            1996             1995            1994             1993
                                    ---------------------------------------------------------------------------------

Total program

Total revenues collected             $   2,444,571     $   2,538,209     $  2,559,935      $  2,441,627     $   2,509,506

Expenses paid                             (316,094)         (374,274)        (455,927 )        (491,486)         (576,012)

Excess of revenues collected
  over expenses paid                     2,128,477         2,163,935        2,104,008         1,950,141         1,933,494

Management fees paid                      (282,810)         (271,533)        (262,458 )        (244,940)         (247,539)

Total revenues collected less
  total expenses and
  management fees paid               $   1,845,667     $   1,892,402     $  1,841,550      $  1,705,201     $   1,685,955

  Distributions to or on
    behalf of investors
    after management fees            $   1,864,121     $   1,809,722     $  1,731,469      $  1,630,674     $   1,540,593



Per car available (computed
  on a weighted-average car
  per day basis

Total revenues collected             $       5,158     $       5,310     $      5,177      $      4,849     $       4,826

Expenses paid                                 (667)             (783)            (922 )            (976)           (1,108)

Excess of revenue collected
  over expenses paid                         4,491             4,527            4,255             3,873             3,718

Management fees paid                          (597)             (568)            (531 )            (486)             (476)

Total revenues collected less
  total expenses and
  management fees paid               $       3,894     $       3,959     $      3,724      $      3,387     $       3,242



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

Funds from operations are primarily generated by lease payments and interest income on invested cash.

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

Comparison of the Program's Revenues Collected, Expenses Paid and Other Changes in Cash for the Years Ended December 31, 1997 and 1996

Revenues collected:

1. Lease receipts decreased to $2,396,321 for the year ended December 31, 1997, from $2,458,027 for the comparable period in 1996. The decrease is primarily due to the disposition of 31 cars in 1996, a decrease in average lease rates, and the timing of rental receipts between the comparable periods. These decreases were partially offset by the purchase of nine cars in 1997.

2. Interest and other income decreased to $48,250 for the year ended December 31, 1997, from $80,182 for the comparable period in 1996. The decrease is primarily due to a $19,000 exchange rate loss in 1997. No similar loss was recorded in 1996. In addition, lower interest income resulted from lower average cash balances.

Expenses paid:

1. Repairs and maintenance expense decreased to $282,612 for the year ended December 31, 1997, from $295,383 for the comparable period in 1996. The decrease is primarily due to the disposition of 31 cars and the timing of payments for these expenses during the comparable periods.

2. Insurance expense decreased to $14,068 for the year ended December 31, 1997, from $26,065 for the comparable period in 1996. The decrease is primarily due to a refund of the 1994 annual premium for business interruption insurance received in the second quarter of 1997 and the timing of payments for the annual premium for liability and physical damage insurance.

3. Property taxes decreased to a credit of $12,793 for the year ended December 31, 1997, from $30,894 paid for the comparable period in 1996. The decrease is primarily due to a $22,000 credit for overpaid taxes from prior years and $8,110 of litigation settlement proceeds which were received in the third quarter of 1997. In addition, the decrease is due to the disposition of 31 cars in 1996, and the timing of receipt of invoices from various states, and to the timing of payments for these expenses during the comparable periods.

4. Accounting and legal fees increased to $14,787 for the year ended December 31, 1997, from $8,849 for the comparable period in 1996. The increase is due to increase in costs of these professional services and the timing of payments for these expenses during the comparable periods.

5. Storage, repositioning and other expenses increased to $17,420 for the year ended 1997, from $13,083 for the comparable period in 1996. The increase is primarily due to higher repositioning expenses during 1997, and the timing of payments of these expenses during comparable periods.

Other changes in cash:

1. Prepaid mileage, reimbursable repairs and other expenses are composed primarily of receipts of mileage credits from railroads which are due to lessees, net of reimbursable repairs from lessees. The funds decreased by $10,818 during the year ended December 31, 1997, as compared to a decrease of $275,672 for the comparable period in 1996. The decrease between comparable periods is primarily due to the timing of net receipts and repayments of these funds by the Program.

2. Management fees increased to $282,810 for the year ended December 31, 1997, from $271,533 for the comparable period in 1996. This increase was due to an incentive management fee of $67,172 paid to IMI in 1997 compared to an incentive management fee of $54,380 paid in 1996.

As a result of the foregoing and other factors, the Program distributed $1,864,121 to investors for the year ended December 31, 1997, a 3% increase from the $1,809,722 paid in 1996.

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

4. Accounting and legal fees increased to $8,849 for the year ended December 31, 1996, from $6,597 for the comparable period in 1995. The increase is due the timing of payments for these expenses during the comparable periods, as the service level remains the same.

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

Year 2000 Compliance

IMI is currently addressing the Year 2000 computer software issue and is creating a timetable for carrying out any program modifications that may be required. IMI does not anticipate that the cost of these modifications allocable to the Program will be material.

Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued two new statements: SFAS No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from nonowner sources; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a public Program's operating segments and related disclosures about its products, services, geographic areas, and major customers. Both statements are effective for the Program's fiscal year ended December 31, 1998, with earlier application permitted. The effect of adoption of these statements will be limited to the form and content of the Program's disclosures and will not impact the Program's results of operations, cash flow, or financial position.

Forward-Looking Information

Except for historical information contained herein, the discussion in this Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of the Program's plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. The Program's actual results could differ materially from those discussed here.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Statements of Revenues Collected and Expenses Paid and Other Changes in Cash for the three years ended December 31, 1997, are included on the Index to Financial Statements as part of Item 14(a) of this Annual Report.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE


None.

                     (This space intentionally left blank.)

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF PLM INTERNATIONAL AND PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM International (and key executive officers of its subsidiaries) and of PLM Financial Services, Inc. are as follows:

Name                                     Age                   Position
-------------------------------------------------------------------------------------------------------------------------

Robert N. Tidball                        59                    Chairman of the Board, Director, President, and
                                                               Chief Executive Officer, PLM International, Inc.;
                                                               Director, PLM Financial Services, Inc.;
                                                               Vice President, PLM Railcar Management Services, Inc.;
                                                               President, PLM Worldwide Management Services Ltd.

Randall L.-W. Caudill                    50                    Director, PLM International, Inc.

Douglas P. Goodrich                      51                    Director and Senior Vice President, PLM International;
                                                               Director and President, PLM Financial Services, Inc.;
                                                               President, PLM Transportation Equipment Corporation;
                                                               President, PLM Railcar Management Services, Inc.

Harold R. Somerset                       63                    Director, PLM International, Inc.

Robert L. Witt                           57                    Director, PLM International, Inc.

J. Michael Allgood                       49                    Vice President and Chief Financial Officer,
                                                               PLM International, Inc. and PLM Financial Services, Inc.

Stephen M. Bess                          51                    President, PLM Investment Management, Inc. and
                                                               PLM Securities Corp.; Vice President and Director,
                                                               PLM Financial Services, Inc.

Richard K Brock                          35                    Vice President and Corporate Controller,
                                                               PLM International, Inc. and PLM Financial Services, Inc.

Frank Diodati                            43                    President, PLM Railcar Management Services Canada Limited

Steven O. Layne                          43                    Vice President, PLM Transportation Equipment Corporation;
                                                               Vice President, PLM Worldwide Management Services Ltd.

Susan C. Santo                           35                    Vice President, Secretary, and General Counsel,
                                                               PLM International, Inc. and PLM Financial Services, Inc.

Thomas L. Wilmore                        55                    Vice President, PLM Transportation Equipment Corporation;
                                                               Vice President, PLM Railcar Management Services, Inc.


Robert N. Tidball was appointed Chairman of the Board in August 1997 and President and Chief Executive Officer of PLM International in March 1989. At the time of his appointment, he was Executive Vice President of PLM International. Mr. Tidball became a director of PLM International in April 1989. Mr. Tidball was appointed Director of PLM Financial Services, Inc. in July 1997 and was elected President of PLM Worldwide Management Services Limited in February 1998. He has served as an officer of PLM Railcar Management Services, Inc. since June 1987. Mr. Tidball was Executive Vice President of Hunter Keith, Inc., a Minneapolis-based investment banking firm, from March 1984 to January 1986. Prior to Hunter Keith, he was Vice President, General Manager, and Director of North American Car Corporation and a director of the American Railcar Institute and the Railway Supply Association.

Randall L.-W. Caudill was elected to the Board of Directors in September 1997. He is President of Dunsford Hill Capital Partners, a San Francisco-based financial consulting firm serving emerging growth companies in the United States and abroad, as well as a senior advisor to the investment banking firm of Prudential Securities, where he has been employed since 1987. Mr. Caudill also serves as a director of VaxGen, Inc. and SBE, Inc.

Douglas P. Goodrich was elected to the Board of Directors in July 1996, appointed Senior Vice President of PLM International in March 1994, and appointed Director and President of PLM Financial Services, Inc. in June 1996. Mr. Goodrich has also served as Senior Vice President of PLM Transportation Equipment Corporation since July 1989 and as President of PLM Railcar Management Services, Inc. since September 1992, having been a senior vice president since June 1987. Mr. Goodrich was an executive vice president of G.I.C. Financial Services Corporation, a subsidiary of Guardian Industries Corporation of Chicago, Illinois, from December 1980 to September 1985.

Harold R. Somerset was elected to the Board of Directors of PLM International in July 1994. From February 1988 to December 1993, Mr. Somerset was President and Chief Executive Officer of California & Hawaiian Sugar Corporation (C&H Sugar), a recently acquired subsidiary of Alexander & Baldwin, Inc. Mr. Somerset joined C&H Sugar in 1984 as Executive Vice President and Chief Operating Officer, having served on its Board of Directors since 1978, a position in which he continues to serve. Between 1972 and 1984, Mr. Somerset served in various capacities with Alexander & Baldwin, Inc., a publicly held land and agriculture company headquartered in Honolulu, Hawaii, including Executive Vice President of Agriculture and Vice President, General Counsel, and Secretary. In addition to a law degree from Harvard Law School, Mr. Somerset also holds degrees in civil engineering from the Rensselaer Polytechnic Institute and in marine engineering from the U.S. Naval Academy. Mr. Somerset also serves on the boards of directors for various other companies and organizations, including Longs Drug Stores, Inc., a publicly held company.

Robert L. Witt was elected to the Board of Directors in June 1997. Since 1993, Mr. Witt has been a principal with WWS Associates, a consulting and investment group specializing in start-up situations and private organizations about to go public. Prior to that, he was Chief Executive Officer and Chairman of the Board of Hexcel Corporation, an international advanced materials company with sales primarily in the aerospace, transportation, and general industrial markets. Mr. Witt also serves on the boards of directors for various other companies and organizations.

J. Michael Allgood was appointed Vice President and Chief Financial Officer of PLM International in October 1992 and Vice President and Chief Financial Officer of PLM Financial Services, Inc. in December 1992. Between July 1991 and October 1992, Mr. Allgood was a consultant to various private and public-sector companies and institutions specializing in financial operations systems development. In October 1987, Mr. Allgood co-founded Electra Aviation Limited and its holding company, Aviation Holdings Plc of London, where he served as Chief Financial Officer until July 1991. Between June 1981 and October 1987, Mr. Allgood served as a first vice president with American Express Bank Ltd. In February 1978, Mr. Allgood founded and until June 1981 served as a director of Trade Projects International/Philadelphia Overseas Finance Company, a joint venture with Philadelphia National Bank. From March 1975 to February 1978, Mr. Allgood served in various capacities with Citibank, N.A.

Stephen M. Bess was appointed Director of PLM Financial Services, Inc. in July 1997. Mr. Bess was appointed President of PLM Securities Corporation in June 1996 and President of PLM Investment Management, Inc. in August 1989, having served as Senior Vice President of PLM Investment Management, Inc. beginning in February 1984 and as Corporate Controller of PLM Financial Services, Inc. beginning in October 1983. Mr. Bess served as Corporate Controller of PLM, Inc. beginning in December 1982. Mr. Bess was Vice President-Controller of Trans Ocean Leasing Corporation, a container leasing company, from November 1978 to November 1982, and Group Finance Manager with the Field Operations Group of Memorex Corporation, a manufacturer of computer peripheral equipment, from October 1975 to November 1978.

Richard K Brock was appointed Vice President and Corporate Controller of PLM International and PLM Financial Services, Inc. in June 1997, having served as an accounting manager beginning in September 1991 and as Director of Planning and General Accounting beginning in February 1994. Mr. Brock was a division controller of Learning Tree International, a technical education company, from February 1988 through July 1991.

Frank Diodati was appointed President of PLM Railcar Management Services Canada Limited in 1986. Previously, Mr. Diodati was Manager of Marketing and Sales for G.E. Railcar Services Canada Limited.

Steven O. Layne was appointed Vice President of PLM Transportation Equipment Corporation's Air Group in November 1992, and was appointed Vice President and Director of PLM Worldwide Management Services Limited in September 1995. Mr. Layne was its Vice President, Commuter and Corporate Aircraft beginning in July 1990. Prior to joining PLM, Mr. Layne was Director of Commercial Marketing for Bromon Aircraft Corporation, a joint venture of General Electric Corporation and the Government Development Bank of Puerto Rico. Mr. Layne is a major in the United States Air Force Reserves and a senior pilot with 13 years of accumulated service.

Susan C. Santo became Vice President, Secretary, and General Counsel of PLM International and PLM Financial Services, Inc. in November 1997. She has worked as an attorney for PLM International since 1990 and served as its Senior Attorney since 1994. Previously, Ms. Santo was engaged in the private practice of law in San Francisco. Ms. Santo received her J.D. from the University of California, Hastings College of the Law.

Thomas L.  Wilmore was  appointed  Vice  President,  Rail of PLM  Transportation
Equipment Corporation in March 1994, and has served as Vice President of Marketing for PLM Railcar Management Services, Inc. since May 1988. Prior to joining PLM, Mr. Wilmore was Assistant Vice President and Regional Manager for MNC Leasing Corporation in Towson, Maryland from February 1987 to April 1988. From July 1985 to February 1987, he was President and co-owner of Guardian Industries Corporation, Chicago, and between December 1980 and July 1985, Mr. Wilmore was an executive vice president for its subsidiary, G.I.C. Financial Services Corporation. Mr. Wilmore also served as Vice President of Sales for Gould Financial Services, located in Rolling Meadows, Illinois, from June 1978 to December 1980.

The directors of PLM International and PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM International, Inc., or PLM Financial Services, Inc..


ITEM 11.            EXECUTIVE COMPENSATION

The Program has no directors, officers, or employees. The Program has no pension, profit-sharing, retirement, or similar benefit plan in effect as of December 31, 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Program is not a legal entity. The Program itself does not have any securities. The Program has neither directors nor executive officers. The cars sold to investors who have entered into Management Agreements are managed by IMI. Neither the Manager, its affiliates, nor any officer or director of the Manager or its affiliates own any cars.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      (a)           Transactions with Management and Others

                    During 1997, $282,810 in management fees was paid to the Manager by participants in the Program.

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



                                     RMI COVERED HOPPER RAILCAR
                                     MANAGEMENT PROGRAM 79-1
Date: March 30, 1998                 Registrant


                                     By:  PLM Investment Management, Inc.
                                          Manager



                                     By:  /s/ Stephen M. Bess
                                          -------------------------------
                                          Stephen M. Bess
                                          President



                                     By:  /s/ Richard K Brock
                                          -------------------------------
                                          Richard K Brock
                                          Vice President and
                                          Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following directors of IMI on the dates indicated.


      Name                    Capacity                     Date



*____________________
Stephen M. Bess               Director                     March 30, 1998



*____________________
Douglas P. Goodrich           Director                     March 30, 1998



*___________________
Susan C. Santo                Director                     March 30, 1998




* Susan C. Santo, by signing her name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.




/s/ Susan C. Santo
-----------------------
Susan C. Santo
Attorney-in-Fact

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1

                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))


                                                                    Page

Report of Independent Auditors                                       16

Statements of revenues collected and expenses paid and
other changes in cash for the years ended December 31,
1997, 1996, and 1995                                                 17

Notes to the statements of revenues collected and expenses
paid and other changes in cash                                    18-19


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

The accompanying financial statements were prepared to present the revenues collected and expenses paid and other changes in cash of RMI Covered Hopper Railcar Management Program 79-1 pursuant to the management agreement described in Note 1 and are not intended to be a complete presentation of the Program's financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.

In our opinion, the accompanying financial statements present fairly, in all material respects, the revenues collected and expenses paid and other changes in cash of RMI Covered Hopper Railcar Management Program 79-1 for each of the years in the three-year period ended December 31, 1997, on the cash basis of accounting described in Note 1.


/S/ KPMG PEAT MARWICK LLP
------------------------------

San Francisco, California
March 24, 1998

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
               STATEMENTS OF REVENUES COLLECTED AND EXPENSES PAID
                            AND OTHER CHANGES IN CASH
                        For the Years Ended December 31,



                                                                    1997               1996               1995
                                                              ------------------------------------------------------
Revenues collected:
  Lease revenue received                                       $    2,396,321       $    2,458,027       $   2,475,106
  Interest and other income                                            48,250               80,182              84,829
                                                              -----------------------------------------------------------

    Total revenues collected                                        2,444,571            2,538,209           2,559,935

Expenses paid (reimbursed):
  Repairs and maintenance                                             282,612              295,383             363,776
  Insurance                                                            14,068               26,065              23,890
  Property taxes                                                      (12,793)              30,894              53,685
  Accounting and legal fees                                            14,787                8,849               6,597
  Storage, repositioning, and other                                    17,420               13,083               7,979
                                                              -----------------------------------------------------------

    Total expenses paid                                               316,094              374,274             455,927
                                                              -----------------------------------------------------------

Excess of revenues collected over
  expenses paid                                                     2,128,477            2,163,935           2,104,008
                                                              ---------------------------------------------------------

Other increases (decreases) in cash:

  Prepaid mileage, reimbursable repairs,
    and other expenses                                                (10,818)            (275,672)            119,213
  Management fees paid                                               (282,810)            (271,533)           (262,458)
  Receipt of proceeds from sold or destroyed cars                      31,713              960,000              46,742
  Receipt of proceeds for transfer of car ownership                   243,500              384,000             250,000
  Payments to investors for sold or destroyed cars                    (31,713)            (966,540)            (72,250)
  Payments to investors for transfer of car ownership                (238,080)            (368,640)           (240,000)
  Distributions to investors                                       (1,864,121)          (1,809,722)         (1,731,469)
  Commission paid                                                      (6,500)             (51,960)            (10,000)
                                                              -----------------------------------------------------------

Net other decreases in cash                                        (2,158,829)          (2,400,067)         (1,900,222)
                                                              -----------------------------------------------------------

Net (decrease) increase in cash                                       (30,352)            (236,132)            203,786

Cash at beginning of year                                           1,344,980            1,581,112           1,377,326
                                                              -----------------------------------------------------------

Cash at end of year                                            $    1,314,628       $    1,344,980       $   1,581,112
                                                              ===========================================================











                     See accompanying notes to the financial
                                  statements.

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
         NOTES TO THE STATEMENTS OF REVENUES COLLECTED AND EXPENSES PAID
                            AND OTHER CHANGES IN CASH
                                December 31, 1997

1.    Basis of Presentation

      RMI Covered Hopper Railcar Management Program 79-1 (the Program) is not a legal entity. The statements of revenues collected and expenses paid and other changes in cash (the Statements) of the Program are presented on the cash basis of accounting, used for reporting to investors in the Program in accordance with the Management Agreement with PLM Investment Management, Inc. (IMI). Under the cash basis of accounting, revenues are recognized when received, rather than when earned, and expenses are recognized when paid, rather than when the obligation is incurred. Accordingly, the Statements are not intended to present the financial position, results of operations, or cash flows in accordance with generally accepted accounting principles.

2.    Operations

      The Program is managed by IMI, a wholly owned subsidiary of PLM Financial Services, Inc. (FSI). FSI, in conjunction with its subsidiaries, sells transportation equipment to investor programs and third parties, manages pools of transportation equipment under management agreements with the investor programs, and is also a general partner of several limited partnerships. The investors are liable for the obligations and liabilities of the Program.

      As of December 31, 1997, monthly management fees of $38 per car are charged directly to the individual investors with respect to cars being managed pursuant to five-year extensions made to the original management agreements which had an original term of ten years. Prior to the first five-year extension made to the original management agreement, management fees were being charged at the rate of $55 per car. In addition, IMI earns an incentive management fee equal to 15% of Net Earnings (as defined in the original Management Agreement) over earnings of $750 per car per quarter.

      At December 31, 1997,  1996,  and 1995,  477 cars, 469 cars, and 495 cars, respectively which were owned by the investors, were being managed by IMI under the Program, all of which were covered by lease arrangements at December 31, 1997. During 1997, nine cars were added to the Program, one car was destroyed, and nine cars were transferred between investors within the Program and IMI received a commission fee of $6,500 to handle these sales and transfers.

3.    Revenues and Expenses

      Operating revenues and expenses of the Program are pooled and allocated to participants based on available car-days as defined in the Management Agreement. Revenues are earned by placing the railcars under leases, and are generally billed monthly. As of December 31, 1997, all 477 cars were leased on a fixed rate basis.

      The lessees accounting for 10% or more of lease revenues collected during 1997, 1996, and 1995 were Louis Dreyfus Corp. (15% in 1997, 14% in 1996, and 14% in 1995), Canadian Pacific Railroad (16% in 1997, 17% in 1996, and 16% in 1995), San Luis Central Railroad Co. (16% in 1997, 15% in 1996, and 13% in 1995), Union Pacific Railroad (21% in 1997, 21% in 1996, and 24% in
      1995), KBSR Railroad (11% in 1997), and General Chemical Co. (10% in 1997, 12% in 1996, and 14% in 1995).

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
         NOTES TO THE STATEMENT OF REVENUES COLLECTED AND EXPENSES PAID
                            AND OTHER CHANGES IN CASH
                                December 31, 1997


4.    Equalization Reserve

      Under the terms of the Management Agreement, IMI may, at its discretion, cause the Program to retain a certain amount of cash (the working capital reserve) to cover future disbursements and to provide for a balanced distribution of funds to the investors each quarter. IMI has determined the working capital reserve at December 31, 1997, 1996, and 1995 to be $781,906, $910,989, and $873,359, respectively.

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1

                                INDEX OF EXHIBITS

Exhibit                                                         Page

10.1  Form of Management Agreement                                *

25.   Power of Attorney                                           21






*     Incorporated by reference.  See page 12 of this report.