Form 10-Q
period 1998-03-31
RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
filed 1998-05-14
CIK 311250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q



[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended March 31, 1998.

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
                            AND OTHER CHANGES IN CASH





                                                                                        For the Three Months
                                                                                           Ended March 31,

                                                                                        1998                 1997
                                                                                 ----------------------------------------


Revenues collected:
  Lease revenue received                                                           $     612,392        $     691,150
  Interest and other income                                                               19,690               16,022
                                                                                 ----------------------------------------
      Total revenues collected                                                           632,082              707,172

Expenses paid (reimbursed):
  Repairs and maintenance                                                                 67,270               46,221
  Property taxes                                                                           1,654               (3,994 )
  Accounting and legal fees                                                                3,791                6,213
  Storage, repositioning, and other                                                        2,671                4,580
                                                                                 ----------------------------------------
      Total expenses paid                                                                 75,386               53,020
                                                                                 ----------------------------------------

Excess of revenues collected
  over expenses paid                                                                     556,696              654,152
                                                                                 ----------------------------------------

Other increases (decreases) in cash:

  Prepaid mileage, reimbursable repairs,
    and other expenses                                                                    40,953                9,365
  Management fees paid                                                                   (71,494 )            (67,553 )
  Receipt of proceeds from sold or destroyed cars                                         62,820                   --
  Receipt of proceeds for transfer of car ownership                                       79,000                   --
  Payments to investors for sold or destroyed cars                                       (32,772 )                 --
  Payments to investors for transfer of car ownership                                    (75,840 )                 --
  Commission paid for sale or transfer of car ownership                                   (3,160 )             (1,080 )
  Distributions to investors                                                            (476,086 )           (445,597 )
                                                                                 ----------------------------------------
Net other decreases in cash                                                             (476,579 )           (504,865 )
                                                                                 ----------------------------------------

Net increase in cash                                                                      80,117              149,287

Cash at beginning of period                                                            1,314,628            1,344,981
                                                                                 ----------------------------------------

Cash at end of period                                                              $   1,394,745        $   1,494,268
                                                                                 ========================================












                            See accompanying notes to
                             financial statements.

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
         NOTES TO THE STATEMENTS OF REVENUES COLLECTED AND EXPENSES PAID
                            AND OTHER CHANGES IN CASH
                                 March 31, 1998



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

2.      Operations

At March 31, 1998, 478 cars, which are owned by the investors, were being managed by IMI under the Program. With the exception of four cars, all of the cars were covered by lease agreements. During the three months ending March 31, 1998, two cars were added to the Program and one car was destroyed.

3.      Equalization reserve

Under the terms of the management agreement, IMI may, at its discretion, cause the Program to retain a certain amount of cash (the working capital reserve) to cover future disbursements and provide for a balanced distribution of funds to the investors each quarter. IMI has determined the working capital reserve at March 31, 1998, to be $789,502 ($781,906 at December 31, 1997).

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CASH BALANCES AND RESULTS OF OPERATIONS

Comparison of the Program's Revenues Collected, Expenses Paid, and Other Changes in Cash for the Three Months Ended March 31, 1998 and 1997

Revenues collected:

(1) Lease receipts decreased to $612,392 in the first quarter of 1998 from $691,150 in the first quarter of 1997. The decrease is primarily due to the timing of receipt of revenues and to lower average lease rates for certain lessees during the comparable periods.

(2) Interest and other income increased to $19,690 in the first quarter of 1998, from $16,022 in the first quarter of 1997, due to higher interest income resulting from higher interest rates earned on cash investments during the first quarter of 1998 when compared to the same period of 1997.

Expenses paid:

(1) Repairs and maintenance expense increased to $67,270 in the first quarter of 1998, from $46,221 in the first quarter of 1997. The increase is due to the timing of payments of expenses during comparable periods.

(2) Property taxes increased to $1,654 in the first quarter of 1998, from a credit balance of $(3,994) in the first quarter of 1997. The increase is due to a $4,000 credit for the overpayment of taxes from prior years received during the first quarter of 1997. A similar credit was not received during the first quarter of 1998.

(3) Accounting and legal fees decreased to $3,791 in the first quarter of 1998, from $6,213 in the first quarter of 1997 due to the decrease in cost of these professional services and the timing of payments for these expenses during the comparable periods.

(4) Storage, repositioning, and other expenses decreased to $2,671 in the first quarter of 1998, from $4,580 in the first quarter of 1997. The decrease is primarily due to the timing of payments of expenses during comparable periods.

Other changes in cash:

(1) Prepaid mileage, reimbursable repairs and other expenses are composed primarily of receipts of mileage credits from railroads which are due to lessees, net of reimbursable repairs due from lessees. Cash increased by $40,953 in the first quarter of 1998, as compared to an increase of $9,365 in the first quarter of 1997 as a result of these items. The difference between comparable periods is due primarily to the timing of net receipts and repayments of these funds by the Program.

(2) Management fees paid increased to $71,494 in the first quarter 1998, from $67,553 in the first quarter of 1997. The increase is due primarily to higher incentive fees of $17,850 in the first quarter of 1998 compared to $14,070 paid in the same period of 1997.

(3) During the three months ended March 31, 1998, the Program received settlement proceeds of $62,820 from two cars that were destroyed. The Program paid one investor $32,772 for one of the destroyed cars and expects to pay the remaining $30,048 to the other investor of the destroyed car during the second quarter of 1998.

(4) During the three months ended March 31, 1998, the Program received proceeds of $79,000 from an investor in the Program that purchased three railcars from another investor in the Program. The Program paid PLM Investment Management, Inc. (IMI) a commission of $3,160 from this sale and paid the remaining $75,840 to the investor that sold the railcars.

(5) The Program distributed $476,086 to investors in the first quarter 1998 compared to $445,597 in the first quarter of 1997.

The Program's performance in the first quarter 1998 is not necessarily indicative of future periods.

Liquidity and Capital Resources

The Program's operating funds are committed to payment of operating expenses, management fees, and making cash distributions to the investors when available. The Program intends to finance these activities with funds generated from operations. The Program has experienced no known demands or commitments that might adversely affect the liquidity of the Program.

Year 2000 Compliance

IMI is currently addressing the year 2000 computer software issue and is creating a timetable for carrying out any program modifications that may be required. IMI does not anticipate that the cost of these modifications allocable to the Program will be material.

Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued two new statements: SFAS No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from nonowner sources; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a public Program's operating segments and related disclosures about its products, services, geographic areas, and major customers. Both statements are effective for the Program's fiscal year ended December 31, 1998. The effect of adoption of these statements will be limited to the form and content of the Program's disclosures and will not impact the Program's results of operations, cash flow, or financial position.

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














                      (this space intentionally left blank)

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



                                RMI COVERED HOPPER RAILCAR
                                MANAGEMENT PROGRAM 79-1


                                By: PLM Investment Management, Inc.
                                    Manager


                                By: /s/ Stephen M. Bess
                                    --------------------------
                                    Stephen M. Bess
                                    President



Date:  May 14, 1998             By: /s/ Richard K Brock
                                    -------------------
                                    Richard K Brock
                                    Vice President and
                                    Corporate Controller