Form 10-Q
period 1998-06-30
RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
filed 1998-08-12
CIK 311250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q



[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended June 30, 1998.

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
                            AND OTHER CHANGES IN CASH



                                                               For the Three Months                For the Six Months
                                                                  Ended June 30,                     Ended June 30,

                                                              1998              1997               1998              1997
                                                        ------------------------------------------------------------------------

Revenues collected:
  Lease revenue received                                  $    699,481     $     519,290     $    1,311,873     $   1,210,440
  Interest and other income                                     17,603            16,292             37,293            32,314
                                                        ------------------------------------------------------------------------
      Total revenues collected                                 717,084           535,582          1,349,166         1,242,754
                                                        ------------------------------------------------------------------------

Expenses paid (reimbursed):
  Repairs and maintenance                                       54,901            62,476            122,491           108,697
  Insurance                                                         --           (11,077 )               --           (10,181)
  Property taxes                                                 5,618               826              7,272            (3,168)
  Accounting and legal fees                                      1,889             1,223              5,680             7,436
  Storage, repositioning, and other                              1,857             1,867              4,153             5,550
                                                        ----------------------------------- ------------------------------------
                                                                                          ---
      Total expenses paid                                       64,265            55,315            139,596           108,334
                                                        ------------------------------------------------------------------------

Excess of revenues collected
  over expenses paid                                           652,819           480,267          1,209,570         1,134,420
                                                        ------------------------------------------------------------------------

Other increases (decreases) in cash:

  Prepaid mileage, reimbursable repairs,
    and other expenses                                         (98,137)           (4,089 )          (58,359)            5,276
  Management fees paid                                         (72,353)          (71,276 )         (143,847)         (138,829)
  Receipt of proceeds from sold or destroyed cars                   --            31,713             62,820            31,713
  Receipt of proceeds for transfer of car ownership             28,000            27,500            107,000            27,500
  Payments to investors for sold or destroyed cars             (30,048)          (31,713 )          (62,820)          (31,713)
  Payments to investors for transfer of car
    ownership                                                  (28,000)          (26,400 )         (103,840)          (26,400)
  Commission paid for sale or transfer of car
    ownership                                                   (1,120)           (1,100 )           (3,160)           (2,180)
  Distributions to investors                                  (478,054)         (469,216 )         (954,140)         (914,813)
                                                        ----------------------------------- ------------------------------------
                                                                                          ---
Net other decreases in cash                                   (679,712)         (544,581 )       (1,156,346)       (1,049,446)
                                                        ------------------------------------------------------------------------

Net increase (decrease) in cash                                (26,893)          (64,314 )           53,224            84,974

Cash at beginning of period                                  1,394,745         1,494,268          1,314,628         1,344,980
                                                        ------------------------------------------------------------------------

Cash at end of period                                     $  1,367,852     $   1,429,954     $    1,367,852     $   1,429,954
                                                        ========================================================================







                            See accompanying notes to
                             financial statements.

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
         NOTES TO THE STATEMENTS OF REVENUES COLLECTED AND EXPENSES PAID
                            AND OTHER CHANGES IN CASH
                                  June 30, 1998



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

2.      Operations

At June 30, 1998, 477 cars, which are owned by the investors, were being managed by IMI under the Program. All of the cars were covered by lease agreements. During the six months ending June 30, 1998, two cars were added to the Program and two cars were destroyed.

3.      Equalization reserve

Under the terms of the management agreement, IMI may, at its discretion, cause the Program to retain a certain amount of cash (the working capital reserve) to cover future disbursements and provide for a balanced distribution of funds to the investors each quarter. IMI has determined the working capital reserve at June 30, 1998, to be $894,000 ($782,000 at December 31, 1997).









                                       (this space intentionally left blank)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of the Program's Revenues Collected, Expenses Paid and Other Changes in Cash for the Three Months Ended June 30, 1998 and 1997

Revenues collected:

(1) Lease receipts increased to $699,481 in the second quarter of 1998, from $519,290 in the second quarter of 1997. The increase is primarily due to the timing of receipt of revenues during the comparable periods.

(2) Interest and other income increased to $17,603 in the second quarter of 1998, from $16,292 in the second quarter of 1997, due to higher interest income resulting from higher interest rates earned on cash investments during the second quarter of 1998, when compared to the same quarter of 1997, offset partially by an exchange rate loss.

Expenses paid:

(1) Repairs and maintenance expense decreased to $54,901 in the second quarter of 1998, from $62,476 in the second quarter of 1997. The decrease is due to the timing of payments of expenses during comparable periods.

(2) Insurance increased to zero in the second quarter of 1998, from a credit of $11,077 in the second quarter of 1997. The increase is due to a refund of a 1994 annual premium for business interruption insurance received in the second quarter of 1997. No similar refund was received in 1998.

(3) Property taxes increased to $5,618 in the second quarter of 1998, from $826 in the second quarter of 1997. The increase is due to $4,600 refund for overpaid taxes from prior years recorded in the second quarter of 1997 and to the timing of payments for these taxes during the comparable periods, as the tax rates remained relatively constant.

(4) Accounting and legal fees increased to $1,889 in the second quarter of 1998, from $1,223 in the second quarter of 1997, due to the timing of payments for these expenses during the comparable periods.

Other changes in cash:

(1) Prepaid mileage, reimbursable repairs and other expenses are composed primarily of receipts of mileage credits from railroads which are due to lessees, net of reimbursable repairs due from lessees. Net payments were $98,137 in the second quarter of 1998, as compared to $4,089 in the second quarter of 1997. The difference between comparable periods is due primarily to the timing of net receipts and repayments of these funds by the Program.

(2) Management fees paid increased to $72,353 in the second quarter of 1998, from $71,276 in the second quarter of 1997. The increase is due to more cars being in the Program during the second quarter of 1998 compared to the same quarter of 1997, and higher incentive fees paid to IMI in the second quarter of 1998 compared to same quarter of 1997. In the second quarter of 1998, $17,925 in incentive fees were paid to IMI, compared to $17,588 in the second quarter of 1997.

(3) No cars were destroyed during the second quarter of 1998. During the second quarter of 1998, however, the Program paid an investor $30,048 for a car that was destroyed in the first quarter of 1998. The insurance proceeds for the destroyed car were received in the first quarter of 1998. During the second quarter of 1997, one car was destroyed for which the Program received and paid to an investor such insurance proceeds of $31,713.

(4) During the second quarter of 1998, the Program received and paid proceeds of $28,000 for a railcar that was transferred from one investor to another investor in the Program. During the second quarter of 1997, the Program received $27,500 in proceeds for a railcar that was transferred from one investor to another investor, and paid $26,400 net of commission to the investor that sold the railcar.

(5) Commission paid increased to $1,120 for the three months ended June 30, 1998, from $1,100 in the second quarter of 1997.

The Program distributed $478,054 to investors in the three months ended June 30, 1998 compared to $469,216 in the three months ended June 30, 1997.

Comparison of the Program's Revenues Collected, Expenses Paid and Other Changes in Cash for the Six Months Ended June 30, 1998 and 1997

Revenues collected:

(1) Lease receipts increased to $1,311,873 for the six months ended June 30, 1998, from $1,210,440 for the comparable period in 1997. The increase is primarily due to the timing of receipt of revenues during the comparable periods.

(2) Interest and other income increased to $37,293 for the six months ended June 30, 1998, from $32,314 for the comparable period in 1997, due to higher interest income resulting from higher interest rates earned on cash investments for the six months ended June 30, 1998, when compared to the same period of 1997, offset partially by an exchange rate loss.

Expenses paid:

(1) Repairs and maintenance expense increased to $122,491 for the six months ended June 30, 1998, from $108,697 for the comparable period in 1997. The increase is due to the timing of payments of expenses during comparable periods.

(2) Insurance increased to zero for the six months ended June 30, 1998, from a credit of $10,181 for the comparable period of 1997. The increase is due to a refund of a 1994 annual premium for business interruption insurance received in the second quarter of 1997. No similar refund was received in 1998.

(3) Property taxes increased to $7,272 for the six months ended June 30, 1998, from a credit of $3,168 for the comparable period in 1997. The increase is due to a $8,400 refund for overpaid taxes from prior years recorded in the six months ended June 30, 1997, and the timing of payments for these expenses during the comparable periods, as the tax rates remained relatively constant.

(4) Accounting and legal fees decreased to $5,680 for the six months ended June 30, 1998, from $7,436 for the comparable period in 1997, due to lower costs of these professional services and to the timing of payments for these expenses during the comparable periods.

(5) Storage, repositioning and other expenses decreased to $4,153 for the six months ended June 30, 1998, from $5,550 for the comparable period in 1997. The decrease is primarily due to the timing of payments of expenses during comparable periods.

Other changes in cash:

(1) Prepaid mileage, reimbursable repairs and other expenses are composed primarily of receipts of mileage credits from railroads which are due to lessees, net of reimbursable repairs due from lessees. Net payments were $58,359 for the six months ended June 30, 1998, as compared to net receipts of $5,276 for the comparable period in 1997. The difference between comparable periods is due primarily to the timing of net receipts and repayments of these funds by the Program.

(2) Management fees paid increased to $143,847 for the six months period ended June 30, 1998, from $138,829 for the comparable period in 1997. The increase is due to more cars being in the Program during the first six months of 1998 when compared to the same period of 1997, and higher incentive fees in the first six months of 1998 compared to same period of 1997. For the six months ended June 30, 1998, $35,775 in incentive fees were paid to IMI, compared to $31,658 paid for the six months ended June 30, 1997.

(3) During the six months ended June 30, 1998, two cars were destroyed for which the Program received and paid to investors insurance proceeds of $62,820. During the six months ended June 30, 1997, one car was destroyed for which the Program received and paid to investors such insurance proceeds of $31,713.

(4) During the six months ended June 30, 1998, the Program received proceeds of $107,000 for four railcars that were transferred from investors to other investors in the Program and paid $103,840 net of commission to investors that sold the cars. During the six months ended June 30, 1997, the Program received $27,500 in proceeds for a railcar that was transferred from one investor to another investor in the Program and paid $26,400 net of commission to the investor that sold the railcar.

(5) Commission paid increased to $3,160 for the six months ended June 30, 1998, from $2,180 in the same period of 1997. The increase was due to more cars being destroyed or sold, or transferred for the six months ended June 30, 1998, as compared to same period of 1997.

The Program distributed $954,140 to investors in the six months ended June 30, 1998 compared to $914,813 in the six months ended June 30, 1997.

The Program's performance in the six months ended June 30, 1998 is not necessarily indicative of future periods.




















                    (this space is intentionally left blank)

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



                                    RMI COVERED HOPPER RAILCAR
                                    MANAGEMENT PROGRAM 79-1


                                    By: PLM Investment Management, Inc.
                                        Manager


                                    By: /s/ Stephen M. Bess
                                        --------------------
                                        Stephen M. Bess
                                        President



Date:  August 11, 1998              By: /s/ Richard K Brock
                                        -------------------
                                        Richard K Brock
                                        Vice President and
                                        Corporate Controller