Form 10-Q
period 1998-09-30
RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
filed 1998-11-10
CIK 311250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q



[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended September 30, 1998.

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
                            AND OTHER CHANGES IN CASH



                                                               For the Three Months                For the Nine Months
                                                               Ended September 30,                 Ended September 30,

                                                              1998              1997               1998              1997
                                                        ------------------------------------------------------------------------

Revenues collected:
  Lease revenue received                                  $    557,141     $     553,046     $    1,869,108     $   1,763,486
  Interest and other income                                     15,782            17,421             53,075            49,735
                                                        ------------------------------------------------------------------------
      Total revenues collected                                 572,923           570,467          1,922,183         1,813,221
                                                        ------------------------------------------------------------------------

Expenses paid (refunded):
  Repairs and maintenance                                      108,465           110,222            230,956           218,920
  Insurance                                                         --             4,269                 --            (5,912)
  Property taxes                                                 1,885           (12,270 )            9,157           (15,402)
  Accounting and legal fees                                        327                --              6,007             8,936
  Storage, repositioning and other                               1,961             9,749              6,114            15,316
                                                        ----------------------------------- ------------------------------------
                                                                                          ---
      Total expenses paid                                      112,638           111,970            252,234           221,858
                                                        ------------------------------------------------------------------------

Excess of revenues collected
  over expenses paid                                           460,285           458,497          1,669,949         1,591,363
                                                        ------------------------------------------------------------------------

Other increases (decreases) in cash:

  Mileage, reimbursable repairs
    and other expenses                                           8,609             8,510            (49,844)           15,340
  Management fees paid                                         (72,266)          (71,912 )         (216,113)         (210,741)
  Receipt of proceeds from sold or destroyed cars               32,042                --             94,862            31,713
  Receipt of proceeds for transfer of car ownership             26,000                --            133,000            27,500
  Payments to investors for sold or destroyed cars             (32,042)               --            (94,862)          (31,713)
  Payments to investors for transfer of car
    Ownership                                                  (24,960)               --           (128,800)          (26,400)
  Commission paid for sale or transfer of car
    Ownership                                                   (1,040)               --             (4,200)           (2,180)
  Distributions to investors                                  (477,339)         (472,439 )       (1,431,479)       (1,387,252)
                                                        ----------------------------------- ------------------------------------
                                                                                          ---
Net other decreases in cash                                   (540,996)         (535,841 )       (1,697,436)       (1,583,733)
                                                        ------------------------------------------------------------------------

Net increase (decrease) in cash                                (80,711)          (77,344 )          (27,487)            7,630

Cash at beginning of period                                  1,367,852         1,429,954          1,314,628         1,344,980
                                                        ------------------------------------------------------------------------

Cash at end of period                                     $  1,287,141     $   1,352,610     $    1,287,141     $   1,352,610
                                                        ========================================================================







                            See accompanying notes to
                             financial statements.

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
         NOTES TO THE STATEMENTS OF REVENUES COLLECTED AND EXPENSES PAID
                            AND OTHER CHANGES IN CASH
                               September 30, 1998



1.    Basis of Presentation

RMI Covered Hopper Railcar Management Program 79-1 (the Program) is not a legal entity. The statements of revenues collected and expenses paid and other changes in cash (the Statements) of the Program are presented on the cash basis of accounting, used for reporting to investors in the Program in accordance with the Management Agreement with PLM Investment Management, Inc. (IMI). Under the cash basis of accounting, revenues are recognized when received, rather than when earned, and expenses are recognized when paid, rather than when the obligation is incurred. Accordingly, the Statements are not intended to present the financial position or results of operations or cash flows of the Program in accordance with generally accepted accounting principles.

2.      Operations

At September 30, 1998, 484 cars, which are owned by the investors, were being managed by IMI under the Program. All of the cars were covered by lease agreements. During the nine months ending September 30, 1998, 10 cars were added to the Program and three cars were destroyed.

3.      Equalization reserve

Under the terms of the management agreement, IMI may, at its discretion, cause the Program to retain a certain amount of cash (the working capital reserve) to cover future disbursements and provide for a balanced distribution of funds to the investors each quarter. IMI has determined the working capital reserve at September 30, 1998, to be $803,458 ($782,000 at December 31, 1997).









                      (this space intentionally left blank)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I) RESULTS OF OPERATIONS

Comparison of the Program's Revenues Collected, Expenses Paid and Other Changes in Cash for the Three Months Ended September 30, 1998 and 1997

Revenues collected:

(1) Lease receipts increased to $557,141 in the third quarter of 1998, from $553,046 in the third quarter of 1997. The increase is primarily due to the timing of receipt of revenues during the comparable periods.

(2) Interest and other income decreased to $15,782 in the third quarter of 1998, from $17,421 in the third quarter of 1997 due to an exchange rate loss of $2,500, partially offset by higher interest income resulting from higher average cash balances maintained by the Program during the third quarter of 1998 when compared to the same period of 1997.

Expenses paid:

(1) Repairs and maintenance expense decreased to $108,465 in the third quarter of 1998, from $110,222 in the third quarter of 1997. The decrease is due to the timing of payments of expenses during comparable periods.

(2) Insurance decreased to zero in the third quarter of 1998, from $4,269 in the third quarter of 1997. The decrease is due to the timing of payments of expenses during comparable periods.

(3) Property taxes increased to $1,885 in the third quarter of 1998, from a credit of $12,270 in the third quarter of 1997. The increase is due to $12,700 refund for overpaid taxes from prior years recorded in the third quarter of 1997 and to the timing of payments for these taxes during the comparable periods, as the tax rates remained relatively constant.

(4) Accounting and legal fees increased to $327 in the third quarter of 1998, from zero in the third quarter of 1997, due to the timing of payments for these expenses during the comparable periods.

(5) Storage, repositioning and other expenses decreased to $1,961 in the third quarter of 1998, from $9,749 for the comparable period in 1997. The decrease is primarily due to lower repositioning expenses during 1998, and the timing of payments of expenses during comparable periods.

Other changes in cash:

(1) Mileage, reimbursable repairs and other expenses are composed primarily of receipts of mileage credits from railroads which are due to lessees, net of reimbursable repairs due from lessees. Net receipts were $8,609 in the third quarter of 1998, as compared to net receipts of $8,510 in the third quarter of 1997. The difference between comparable periods is due primarily to the timing of receipts and repayments of these funds by the Program.

(2) Management fees paid increased to $72,266 in the third quarter of 1998, from $71,912 in the third quarter of 1997. The increase is due to higher incentive fees paid to PLM Investment Management, Inc. (IMI) in the third quarter of 1998 compared to same quarter of 1997. In the third quarter of 1998, $17,888 in incentive fees were paid to IMI, compared to $17,664 in the third quarter of 1997.

(3) During the third quarter of 1998, one car was destroyed for which the Program received and paid to the investor insurance proceeds of $32,042. During the third quarter of 1997, no cars were destroyed.

(4) During the third quarter of 1998, the Program received proceeds of $26,000 for a railcar that was transferred from one investor to another investor in the Program. The Program paid $24,960 net of commission to the investor that sold the car. During the third quarter of 1997, no railcars were transferred from one investor to another investor.

(5) Commission paid increased to $1,040 for the three months ended September 30, 1998, from zero in the third quarter of 1997. The increase was due to one car being transferred during the third quarter of 1998, compared to zero in the same quarter of 1997.

The Program distributed $477,339 to investors in the three months ended September 30, 1998 compared to $472,439 in the three months ended September 30, 1997.

Comparison of the Program's Revenues Collected, Expenses Paid and Other Changes in Cash for the Nine Months Ended September 30, 1998 and 1997

Revenues collected:

(1) Lease receipts increased to $1,869,108 for the nine months ended September 30, 1998, from $1,763,486 for the comparable period in 1997. The increase is primarily due to the timing of receipt of revenues during the comparable periods.

(2) Interest and other income increased to $53,075 for the nine months ended September 30, 1998, from $49,735 for the comparable period in 1997, due to higher interest income resulting from higher average cash balances maintained by the Program for the nine months ended September 30, 1998 when compared to the same period of 1997. The increase is partially offset by an exchange rate loss of $4,200 incurred in 1998.

Expenses paid:

(1) Repairs and maintenance expense increased to $230,956 for the nine months ended September 30, 1998, from $218,920 for the comparable period in 1997. The increase is due to the timing of payments of expenses during comparable periods.

(2) Insurance expense was zero for the nine months ended September 30, 1998, compared to a credit of $5,912 for the comparable period of 1997. The increase is due to a refund of a 1994 annual premium for business interruption insurance received in the second quarter of 1997. No similar refund was received in 1998.

(3) Property taxes increased to $9,157 for the nine months ended September 30, 1998, from a credit of $15,402 for the comparable period in 1997. The increase is due to a $21,000 refund for overpaid taxes from prior years recorded in the nine months ended September 30, 1997, and the timing of payments for these expenses during the comparable periods, as the tax rates remained relatively constant.

(4) Accounting and legal fees decreased to $6,007 for the nine months ended September 30, 1998, from $8,936 for the comparable period in 1997, due to the timing of payments for these expenses during the comparable periods.

(5) Storage, repositioning and other expenses decreased to $6,114 for the nine months ended September 30, 1998, from $15,316 for the comparable period in 1997. The decrease is primarily due to lower repositioning expenses in 1998 and the timing of payments of expenses during comparable periods.

Other changes in cash:

(1) Mileage, reimbursable repairs and other expenses are composed primarily of receipts of mileage credits from railroads which are due to lessees, net of reimbursable repairs due from lessees. Net payments were $49,844 for the nine months ended September 30, 1998, as compared to net receipts of
     $15,340 for the comparable period in 1997. The difference between comparable periods is due primarily to the timing of receipts and repayments of these funds by the Program.

(2) Management fees paid increased to $216,113 for the nine months period ended September 30, 1998, from $210,741 for the comparable period in 1997. The increase is due to higher incentive fees in the first nine months of 1998 compared to same period of 1997. For the nine months ended September 30, 1998, $53,663 in incentive fees were paid to IMI, compared to $49,322 paid for the nine months ended September 30, 1997.

(3) During the nine months ended September 30, 1998, three cars were destroyed for which the Program received and paid to investors insurance proceeds of $94,862. During the nine months ended September 30, 1997, one car was destroyed for which the Program received and paid to investors insurance proceeds of $31,713.

(4) During the nine months ended September 30, 1998, the Program received proceeds of $133,000 for five railcars that were transferred between investors in the Program. The Program paid $128,800 net of commission to investors that sold the cars. During the nine months ended September 30, 1997, the Program received $27,500 in proceeds for a railcar that was transferred from one investor to another investor in the Program. The Program paid $26,400 net of commission to the investor that sold the railcar.

(5) Commission paid increased to $4,200 for the nine months ended September 30, 1998, from $2,180 in the same period of 1997. The increase was due to more cars being transferred in the nine months ended September 30, 1998, as compared to same period of 1997.

The Program distributed $1,431,479 to investors in the nine months ended September 30, 1998 compared to $1,387,252 in the nine months ended September 30, 1997.

The Program's performance in the nine months ended September 30, 1998 is not necessarily indicative of future periods.

(II)     EFFECTS OF YEAR 2000

It is possible that the PLM Investment Management, Inc.'s (IMI's or Manager's) currently installed computer systems, software products and other business systems, or the Program's vendors, service providers and customers, working either alone or in conjunction with other software or systems, may not accept input of, store, manipulate and output dates on or after January 1, 2000 without error or interruption (a problem commonly known as the "Year 2000" problem). As the Program relies substantially on the Manager's software systems, applications and control devices in operating and monitoring significant aspects of its business, any Year 2000 problem suffered by the Manager could have a material adverse effect on the Program's business, financial condition and results of operations.

The Manager has established a special Year 2000 oversight committee to review the impact of Year 2000 issues on its software products and other business systems in order to determine whether such systems will retain functionality after December 31, 1999. The Manager (a) is currently integrating Year 2000 compliant programming code into its existing internally customized and internally developed transaction processing software systems and (b) the Manager's accounting and asset management software systems have either already been made Year 2000 compliant or Year 2000 compliant upgrades of such systems are planned to be implemented by the Manager before the end of fiscal 1999. Although the Manager believes that its Year 2000 compliance program can be completed by the beginning of 1999, there can be no assurance that the compliance program will be completed by that date. To date, the costs incurred and allocated to the Program to become Year 2000 compliant have not been material. In addition, the Manager believes the future costs allocable to the Program to become Year 2000 compliant will not be material.

Some risks associated with the Year 2000 problem are beyond the ability of the Program to control, including the extent to which third parties can address the Year 2000 problem. The Manager has begun to communicate with vendors, services providers and customers in order to assess the Year 2000 compliance readiness of such parties and the extent to which the Program is vulnerable to any third-party Year 2000 issues. There can be no assurance that the software systems of such parties will be converted or made Year 2000 compliant in a timely manner. Any failure by the Manager or such other parties to make their respective systems Year 2000 compliant could have a material adverse effect on the business, financial position and results of operations of the Program. The Manager will make an ongoing effort to recognize and evaluate potential exposure relating to third-party Year 2000 non-compliance and will develop a contingency plan if the Manager determines, or is unable to determine, that third-party non-compliance would have a material adverse effect on the Program's business, financial position or results of operation.

(III)         FORWARD-LOOKING INFORMATION

Except for the historical information contained herein, the discussion in this Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of the Program's plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. The Program's actual results could differ materially from those discussed here.



































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



                                    RMI COVERED HOPPER RAILCAR
                                    MANAGEMENT PROGRAM 79-1


                                    By: PLM Investment Management, Inc.
                                        Manager


                                    By: /s/ Stephen M. Bess
                                        --------------------------------
                                        Stephen M. Bess
                                        President



Date:  November 10, 1998            By: /s/ Richard K Brock
                                        -------------------
                                        Richard K Brock
                                        Vice President and
                                        Corporate Controller