Form 10-K
period 1998-12-31
RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
filed 1999-03-31
CIK 311250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-K


         [x]      Annual  Report   Pursuant  to  Section  13  or  15(d)  of  the
                  Securities  Exchange  Act of 1934
                  For the  fiscal  year  ended December 31, 1998.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Aggregate Market Value of Voting Stock:  N/A

         An index of exhibits filed with this Form 10-K is located at page 22.

         Total number of pages in this report:  23

                                    PART I

ITEM 1.       BUSINESS

(A)   Background

In 1979, PLM Investment Management, Inc. (IMI or Manager) (formerly PLM Railcar Management, Inc.), a wholly owned subsidiary of PLM Financial Services, Inc.
(FSI), sponsored the public offering of a management program entitled RMI Covered Hopper Railcar Management Program 79-1 (the Registrant or the Program). The Program was registered with the Securities and Exchange Commission under the Securities Act of 1933. The Program offered to investors, meeting certain suitability standards, the opportunity to purchase from PLM Transportation Equipment Corporation (TEC) (formerly National Equipco, Inc.), a wholly-owned subsidiary of FSI, one or more 100-ton triple covered hopper, 4,700 or 4,750 cubic foot, railroad cars with center pockets, gravity discharge, and trough hatches (car or cars).

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

TEC is the General Partner for other railcars investment programs.

(B)   Sale and Availability of Cars

Program investors originally purchased a total of 777 cars for a price per car ranging from $48,000 to $50,000, which included commencement fees and other fees. The Program closed April 30, 1981. Subsequent to the close of the Program, 319 cars have been sold or destroyed and 27 cars have been added to the fleet. As of December 31, 1998, 485 cars were in the Program, all of which were on lease.

(C)   Management

The investors were offered the option of entering into a 10-year management agreement (Management Agreement) with IMI, pursuant to which IMI has acted as the investors' agent for the purpose of managing and leasing the investors' car or cars. Pursuant to the original Management Agreement and extensions thereof, IMI receives a management fee on a per car basis at a fixed rate each month, plus an incentive management fee equal to 15% of "Net Earnings" (as defined in the Management Agreement) over $750 per car per quarter. The weighted-average monthly rental rate per car in 1998 was $436.

All 485 cars in the Program are operating under fixed payment, full service lease agreements. Additional mileage revenue above the fixed lease payments may also be earned for certain cars.

At December 31, 1998, the Program had leases with the following lessees which accounted for greater than 10% or more of the total revenues collected in the
Program:


                                                                                               Percent of total
  Lessee                                                                                      revenues collected
  -------------------------------------------------------------------------------------------------------------------

  Union Pacific                                                                                      19%
  Louis Dreyfus Corp.                                                                                13%
  San Luis Central Railroad                                                                          16%
  Canadian Pacific Railroad                                                                          13%
  General Chemical Corp.                                                                             13%
  KBSR Railroad                                                                                      10%


IMI has agreed to perform all services necessary to manage the railcars on behalf of the Program and to perform or contract for the performance of all obligations of the lessor under the Program's leases. When cars need repair, rent will generally abate during the period they are out of service. Lessees are usually obligated to pay all other operating expenses of the cars. Lessees are normally responsible for the loss, damage, or destruction of the cars, except in the case of negligence, recklessness, or willful misconduct on the part of the Manager. Regulatory changes may occasionally require cars to be altered or retrofitted. Typically, such alterations or retrofits are the responsibility of the investor. The leases usually provide for an increase in the monthly rental rate calculated as a percentage of the cost of any such alterations. In such cases, rent will abate for the period of time while the alterations are being made.

Monthly management fees of $38 per car and quarterly incentive management fees are charged directly to the individual investors pursuant to three five-year extensions made to the original Management Agreements which had an original term of ten years. Prior to the five-year extensions, management fees were being charged at the rate of $55 per car.

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

(E)   Demand

Covered hopper railcars are used to transport grain to domestic food processors, poultry breeders, cattle feed lots, and for export. Demand for covered hopper cars softened in 1998, as total North American grain shipments declined 8%, compared to 1997, with grain shipments within Canada contributing to most of this decrease. This has put downward pressure on lease rates, which has been exacerbated by a significant increase in the number of covered hopper cars built in the last few years. Since 1988, there has been a nearly 20% increase in rail transportation capacity assigned to agricultural service. In 1996, just over one-half of all new railcars built were covered hopper cars; in 1997, this percentage dropped somewhat, to 38% of all cars built.

The Program's covered hopper cars were not impacted by the decrease in lease rates during 1998, as all of the cars continued to operate on long-term leases. The Program is anticipating, however, a significant negative impact in lease revenue in 1999 due to the decrease in demand discussed above.

ITEM 2.       PROPERTIES

At December 31, 1998, the Program had no properties except for the 485 cars being managed under the Program, as described in Item 1(c). The Manager of the Program maintains its principal office at One Market, Steuart Street Tower, Suite 800, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Program.

ITEM 3.       LEGAL PROCEEDINGS

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Program's owners during the last quarter of its fiscal year ended December 31, 1998.

                                     PART II

ITEM 5.       MARKET FOR THE PROGRAM'S EQUITY AND RELATED EQUITY MATTERS

None.





















                      (This space intentionally left blank)

ITEM 6.       SELECTED FINANCIAL DATA

Table 1, below, lists selected financial data for the five years ended December 31, 1998, prepared on a cash basis, for the Program, as a whole and on a per car basis, computed on a weighted-average available car per day basis:

                                     TABLE 1

                        For the years ended December 31,



                                            1998             1997            1996             1995             1994
                                       ----------------------------------------------------------------------------------

    Total program

    Total revenues collected            $  2,621,980     $  2,444,571    $   2,538,209    $  2,559,935      $ 2,441,627

    Expenses paid                           (367,317 )       (316,094 )       (374,274 )      (455,927 )       (491,486 )

    Excess of revenues collected
    ---------------------------------------------------------------------------------------------------------------------
      over expenses paid                   2,254,663        2,128,477        2,163,935       2,104,008        1,950,141

    Management fees paid                    (288,839 )       (282,810 )       (271,533 )      (262,458 )       (244,940 )

    ---------------------------------------------------------------------------------------------------------------------
      Total revenues collected less
        total expenses and
        management fees paid            $  1,965,824     $  1,845,667    $   1,892,402    $  1,841,550      $ 1,705,201
    =====================================================================================================================

      Distributions to or on
        behalf of investors
        after management fees           $  1,909,390     $  1,864,121    $   1,809,722    $  1,731,469      $ 1,630,674
    =====================================================================================================================


    Per car available (computed
      on a weighted-average car
      per day basis)

    Total revenues collected            $      5,453     $      5,158    $       5,310    $      5,177      $     4,849

    Expenses paid                               (764 )           (667 )           (783 )          (922 )           (976 )

    ---------------------------------------------------------------------------------------------------------------------
    Excess of revenues collected
      over expenses paid                       4,689            4,491            4,527           4,255            3,873

    Management fees paid                        (601 )           (597 )           (568 )          (531 )           (486 )
    ---------------------------------------------------------------------------------------------------------------------

      Total revenues collected less
        total expenses and
        management fees paid            $      4,088     $      3,894    $       3,959    $      3,724      $     3,387
    =====================================================================================================================



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Program's operating funds are committed to payment of operating expenses, management fees, and making cash distributions to the car owners when available. The Program intends to finance these activities with funds generated from operations. The Manager of the Program does not know of any demands or commitments that might adversely affect the liquidity of the Program.

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

Comparison of the Program's Revenues Collected, Expenses Paid and Other Changes in Cash for the Years Ended December 31, 1998 and 1997

Revenues collected:

1. Lease receipts increased to $2,551,476 for the year ended December 31, 1998, from $2,396,321 for the comparable period in 1997. The increase is due to higher average lease rates in 1998 when compared to 1997, the addition of 11 cars in 1998, and the timing of rental receipts between the comparable periods. These increases were partially offset by the disposition of 31 cars in 1997.

2. Interest and other income increased to $70,504 for the year ended December 31, 1998, from $48,250 for the comparable period in 1997. The increase is primarily due to a lower exchange rate loss in 1998 when compared to 1997. In addition, interest income increased as cash investments earned a higher interest rate in 1998 when compared to 1997.

Expenses paid:

1. Repairs and maintenance expense increased to $320,437 for the year ended December 31, 1998, from $282,612 for the comparable period in 1997. The increase is primarily due to the timing of payments for these expenses during the comparable periods.

2. Insurance expense decreased to $11,183 for the year ended December 31, 1998, from $14,068 for the comparable period in 1997. The decrease is primarily due to the timing of payments for the annual premium for liability and physical damage insurance. In 1997, a refund of a prior year's premium for business interruption insurance was received. No similar refund was received in 1998.

3. Property taxes increased to $18,382 for the year ended December 31, 1998, from a credit of $12,793 for the comparable period in 1997. The increase is primarily due to a $22,000 credit for overpaid taxes from prior years and $8,110 of litigation settlement proceeds, which were received, in the third quarter of 1997. No similar refund or settlement was received during 1998.

4. Accounting and legal fees decreased to $7,217 for the year ended December 31, 1998, from $14,787 for the comparable period in 1997. The decrease is due to a decrease in costs of these professional services and the timing of payments for these expenses during the comparable periods.

5. Storage, repositioning and other expenses decreased to $10,098 for the year ended 1998, from $17,420 for the comparable period in 1997. The decrease is primarily due to lower repositioning expenses during 1998, and the timing of payments of these expenses during comparable periods.

Other changes in cash:

1. Prepaid mileage, reimbursable repairs and other expenses are composed primarily of receipts of mileage credits from railroads which are due to lessees, net of reimbursable repairs from lessees. The funds decreased by $52,067 during the year ended December 31, 1998, as compared to a decrease of $10,818 for the comparable period in 1997. The increase between comparable periods is primarily due to the timing of net receipts and repayments of these funds by the Program.

2. Management fees increased to $288,839 for the year ended December 31, 1998, from $282,810 for the comparable period in 1997. This increase is due to an incentive management fee of $71,213 paid to IMI in 1998 compared to an incentive management fee of $67,172 paid to IMI in 1997. The management fees increase is also due to eleven cars were added in the Program during 1998.

3. During 1998, three cars were destroyed for which the Program received and paid to investors insurance proceeds of $94,862. During 1997, one car was destroyed for which the Program received and paid to the investor insurance proceeds of $31,713.

4. During 1998, the Program received proceeds of $269,000 for ten railcars that were transferred between investors in the Program. The Program paid $260,340 net of commission to investors that sold the cars. During 1997, the Program received $243,500 in proceeds for nine railcars that were transferred between investors in the Program. The Program paid $238,080 net of commission to the investors that sold the railcars.

5. Commission paid increased to $8,660 for 1998, from $6,500 in 1997. The increase was due to more cars being transferred in 1998, as compared to 1997.

As a result of the foregoing and other factors, the Program distributed $1,909,390 to investors for the year ended December 31, 1998 compared to $1,864,121 paid in 1997.

Comparison of the Program's Revenues Collected, Expenses Paid and Other Changes in Cash for the Years Ended December 31, 1997 and 1996

Revenues collected:

1. Lease receipts decreased to $2,396,321 for the year ended December 31, 1997, from $2,458,027 for the comparable period in 1996. The decrease is primarily due to the disposition of 31 cars in 1996, a decrease in average lease rates, and the timing of rental receipts between the comparable periods. These decreases were partially offset by the addition of nine cars in 1997.

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

3. Property taxes decreased to a credit of $12,793 for the year ended December 31, 1997, from $30,894 paid for the comparable period in 1996. The decrease is primarily due to a $22,000 credit for overpaid taxes from prior years and $8,110 of litigation settlement proceeds, which were received, in the third quarter of 1997. In addition, the decrease is due to the disposition of 31 cars in 1996, and the timing of receipt of invoices from various states, and to the timing of payments for these expenses during the comparable periods.

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

2. Management fees increased to $282,810 for the year ended December 31, 1997, from $271,533 for the comparable period in 1996. This increase is primarily due to an incentive management fee of $67,172 paid to IMI in 1997 compared to an incentive management fee of $54,380 paid in 1996.

3. During 1997, one car was destroyed for which the Program received and paid to investor insurance proceeds of $31,713. During 1996, 31 cars were sold
      - for which the Program received - proceeds of $960,000 and paid $921,600 net of commission to investors. The Program also paid working capital reserve of $44,940 to investors for cars that were sold in 1996.

4. During 1997, the Program received proceeds of $243,500 for nine railcars that were transferred between investors in the Program. The Program paid $238,080 net of commission to investors that sold the cars. During 1996, the Program received $384,000 in proceeds for 14 railcars that were transferred between investors in the Program. The Program paid $368,640 net of commission to the investors that sold the railcars.

5. Commission paid decreased to $6,500 for 1997, from $51,960 in 1996. The decrease was due to fewer cars being transferred in 1997, as compared to 1996.

As a result of the foregoing and other factors, the Program distributed $1,864,121 to investors for the year ended December 31, 1997; a 3% increase from the $1,809,722 paid in 1996.

Effects of Year 2000

It is possible that the PLM Investment Management, Inc.'s (IMI's or Manager's) currently installed computer systems, software products and other business systems, or the Program's vendors, service providers and customers, working either alone or in conjunction with other software or systems, may not accept input of, store, manipulate and output dates on or after January 1, 2000 without error or interruption (a problem commonly known as the "Year 2000" problem). Since the Program relies substantially on the Manager's software systems, applications and control devices in operating and monitoring significant aspects of its business, any Year 2000 problem suffered by the Manager could have a material adverse effect on the Program's business, financial condition and results of operations.

The Manager has established a special Year 2000 oversight committee to review the impact of Year 2000 issues on its software products and other business systems in order to determine whether such systems will retain functionality after December 31, 1999. The Manager (a) is currently integrating Year 2000-compliant programming code into its existing internally customized and internally developed transaction processing software systems and (b) the Manager's accounting and asset management software systems have either already been made Year 2000-compliant or Year 2000-compliant upgrades of such systems are planned to be implemented by the Manager before the end of fiscal 1999. Although the Manager believes that its Year 2000 compliance program can be completed by the beginning of 1999, there can be no assurance that the compliance program will be completed by that date. To date, the costs incurred and allocated to the Program to become Year 2000 compliant have not been material. In addition, the Manager believes the future costs allocable to the Program to become Year 2000 compliant will not be material.

It is possible that certain of the Program's equipment lease portfolio may not be Year 2000 compliant. The Manager is currently contacting equipment manufacturers of the Program's leased equipment portfolio to assure Year 2000 compliance or to develop remediation strategies. The Manager does not expect that non-Year 2000 compliance of its leased equipment portfolio will have an adverse material impact on its financial statements.

Some risks associated with the Year 2000 problem are beyond the ability of the Manager or the Program to control, including the extent to which third parties can address the Year 2000 problem. The Manager is communicating with vendors, services providers and customers in order to assess the Year 2000 compliance readiness of such parties and the extent to which the Program is vulnerable to any third-party Year 2000 issues. There can be no assurance that the software systems of such parties will be converted or made Year 2000 compliant in a timely manner. Any failure by the Manager or such other parties to make their respective systems Year 2000 compliant could have a material adverse effect on the business, financial position and results of operations from the Program. The Manager will make an ongoing effort to recognize and evaluate potential exposure relating to third-party Year 2000 non-compliance, and will develop a contingency plan if the Manager determines, that third-party non-compliance will have a material adverse effect on the Program's business, financial position, or results of operation.

The Manager is currently developing a contingency plan to address the possible failure of any systems due to the Year 2000 problems. The Manager anticipates these plans will be completed by September 30, 1999.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Program's primary market risk exposure is that of currency devaluation risk. During 1998, 14% of the Program's total lease revenues came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Statements of Revenues Collected and Expenses Paid and Other Changes in Cash for the three years ended December 31, 1998, are included on the Index to Financial Statements as part of Item 14(a) of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                     (This space intentionally left blank.)

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF PLM INTERNATIONAL AND PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM International (PLM) and of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:


Name                                     Age                Position
---------------------------------------- ------------------ -------------------------------------------------------

Robert N. Tidball                        60                 Chairman of the Board, Director, President, and Chief
                                                            Executive Officer, PLM International, Inc.; Director,
                                                            PLM Financial Services, Inc.; Vice President, PLM
                                                            Railcar Management Services, Inc.; President, PLM
                                                            Worldwide Management Services Ltd.

Randall L.-W. Caudill                    51                 Director, PLM International, Inc.

Douglas P. Goodrich                      52                 Director and Senior Vice President, PLM
                                                            International, Inc.; Director and President, PLM
                                                            Financial Services, Inc.; President, PLM
                                                            Transportation Equipment Corporation; President, PLM
                                                            Railcar Management Services, Inc.

Warren G. Lichtenstein                   33                 Director, PLM International, Inc.

Howard M. Lorber                         50                 Director, PLM International, Inc.

Harold R. Somerset                       63                 Director, PLM International, Inc.

Robert L. Witt                           58                 Director, PLM International, Inc.

J. Michael Allgood                       50                 Vice President and Chief Financial Officer, PLM
                                                            International, Inc. and PLM Financial Services, Inc.

Robin L. Austin                          52                 Vice President, Human Resources, PLM International,
                                                            Inc. and PLM Financial Services, Inc.

Stephen M. Bess                          52                 President, PLM Investment Management, Inc.; Vice
                                                            President and Director, PLM Financial Services, Inc.

Richard K Brock                          36                 Vice President and Corporate Controller, PLM
                                                            International, Inc. and PLM Financial Services, Inc.

James C. Chandler                        50                 Vice President, Planning and Development, PLM
                                                            International, Inc. and PLM Financial Services, Inc.

Susan C. Santo                           36                 Vice President, Secretary, and General Counsel, PLM
                                                            International, Inc. and PLM Financial Services, Inc.

Janet M. Turner                          42                 Vice President, Investor Relations and Corporate
                                                            Communications, PLM International, Inc. and PLM
                                                            Investment Management, Inc.


Robert N. Tidball was appointed Chairman of the Board in August 1997 and President and Chief Executive Officer of PLM International in March 1989. At the time of his appointment as President and Chief Executive Officer, he was Executive Vice President of PLM International. Mr. Tidball became a director of PLM International in April 1989. Mr. Tidball was appointed a Director of PLM Financial Services, Inc. in July 1997 and was elected President of PLM Worldwide Management Services Limited in February 1998. He has served as an officer of PLM Railcar Management Services, Inc. since June 1987. Mr. Tidball was Executive Vice President of Hunter Keith, Inc., a Minneapolis-based investment banking firm, from March 1984 to January 1986. Prior to Hunter Keith, he was Vice President, General Manager, and Director of North American Car Corporation and a director of the American Railcar Institute and the Railway Supply Association.

Randall L.-W. Caudill was elected to the Board of Directors in September 1997. He is President of Dunsford Hill Capital Partners, a San Francisco-based financial consulting firm serving emerging growth companies. Prior to founding Dunsford Hill Capital Partners, Mr. Caudill held senior investment banking positions at Prudential Securities, Morgan Grenfell Inc., and The First Boston Corporation. Mr. Caudill also serves as a director of Northwest Biotherapeutics, Inc., VaxGen, Inc., SBE, Inc., and RamGen, Inc.

Douglas P. Goodrich was elected to the Board of Directors in July 1996, appointed Senior Vice President of PLM International in March 1994, and appointed Director and President of PLM Financial Services, Inc. in June 1996. Mr. Goodrich has also served as Senior Vice President of PLM Transportation Equipment Corporation since July 1989 and as President of PLM Railcar Management Services, Inc. since September 1992, having been a Senior Vice President since June 1987. Mr. Goodrich was an executive vice president of G.I.C. Financial Services Corporation of Chicago, Illinois, a subsidiary of Guardian Industries Corporation, from December 1980 to September 1985.

Warren G. Lichtenstein was elected to the Board of Directors in December 1998. Mr. Lichtenstein is the Chief Executive Officer of Steel Partners II, L.P., which is PLM International's largest shareholder, currently owning 16% of the Company's common stock. Additionally, Mr. Lichtenstein is Chairman of the Board of Aydin Corporation, a NYSE-listed defense electronics concern, as well as a director of Gateway Industries, Rose's Holdings, Inc., and Saratoga Beverage Group, Inc. Mr. Lichtenstein is a graduate of the University of Pennsylvania, where he received a Bachelor of Arts degree in economics.

Howard M. Lorber was elected to the Board of Directors in January 1999. Mr. Lorber is President and Chief Operating Officer of New Valley Corporation, an investment banking and real estate concern. He is also Chairman of the Board and Chief Executive Officer of Nathan's Famous, Inc., a fast food company. Additionally, Mr. Lorber is a director of United Capital Corporation and Prime Hospitality Corporation and serves on the boards of several community service organizations. He is a graduate of Long Island University, where he received a Bachelor of Arts degree and a Masters degree in taxation. Mr. Lorber also received charter life underwriter and chartered financial consultant degrees from the American College in Bryn Mawr, Pennsylvania. He is a trustee of Long Island University and a member of the Corporation of Babson College.

Harold R. Somerset was elected to the Board of Directors of PLM International in July 1994. From February 1988 to December 1993, Mr. Somerset was President and Chief Executive Officer of California & Hawaiian Sugar Corporation (C&H Sugar), a subsidiary of Alexander & Baldwin, Inc. Mr. Somerset joined C&H Sugar in 1984 as Executive Vice President and Chief Operating Officer, having served on its Board of Directors since 1978. Between 1972 and 1984, Mr. Somerset served in various capacities with Alexander & Baldwin, Inc., a publicly held land and agriculture company headquartered in Honolulu, Hawaii, including Executive Vice President of Agriculture and Vice President and General Counsel. Mr. Somerset holds a law degree from Harvard Law School as well as a degree in civil engineering from the Rensselaer Polytechnic Institute and a degree in marine engineering from the U.S. Naval Academy. Mr. Somerset also serves on the boards of directors for various other companies and organizations, including Longs Drug Stores, Inc., a publicly held company.

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

Robin L. Austin became Vice President, Human Resources of PLM Financial Services, Inc. in 1984, having served in various capacities with PLM Investment Management, Inc., including Director of Operations, from February 1980 to March 1984. From June 1970 to September 1978, Ms. Austin served on active duty in the United States Marine Corps and served in the United States Marine Corp Reserves from 1978 to 1998. She retired as a Colonel of the United States Marine Corps Reserves in 1998. Ms. Austin has served on the Board of Directors of the Marines' Memorial Club and is currently on the Board of Directors of the International Diplomacy Council.

Stephen M. Bess was appointed a Director of PLM Financial Services, Inc. in July 1997. Mr. Bess was appointed President of PLM Investment Management, Inc. in August 1989, having served as Senior Vice President of PLM Investment Management, Inc. beginning in February 1984 and as Corporate Controller of PLM Financial Services, Inc. beginning in October 1983. Mr. Bess served as Corporate Controller of PLM, Inc. beginning in December 1982. Mr. Bess was Vice
President-Controller of Trans Ocean Leasing Corporation, a container leasing company, from November 1978 to November 1982, and Group Finance Manager with the Field Operations Group of Memorex Corporation, a manufacturer of computer peripheral equipment, from October 1975 to November 1978.

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

James C. Chandler became Vice President, Planning and Development of PLM International in April 1996. From 1994 to 1996 Mr. Chandler worked as a consultant to public companies, including PLM, in the formulation of business growth strategies. Mr. Chandler was Director of Business Development at Itel Corporation from 1987 to 1994, serving with both the Itel Transportation Group and Itel Rail.

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

Janet M. Turner became Vice President of Investor Services of PLM International in 1994, having previously served as Vice President of PLM Investment Management, Inc. since 1990. Before 1990, Ms. Turner held the positions of manager of systems development and manager of investor relations at the Company. Prior to joining PLM in 1984, she was a financial analyst with The Toronto-Dominion Bank in Toronto, Canada.

The directors of PLM International, Inc. are elected for a three-year term and the directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM International Inc. or PLM Financial Services, Inc., PLM Transportation Equipment Corp., or PLM Investment Management, Inc.


















                    (This space is intentionally left blank)

ITEM 11.      EXECUTIVE COMPENSATION

The Program has no directors, officers, or employees. The Program has no pension, profit-sharing, retirement, or similar benefit plan in effect as of December 31, 1998.


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

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      (a)           Transactions with Management and Others
                    During 1998, $288,839 in management fees were paid to the Manager by participants in the Program.

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

24.      Power of Attorney






                    (This space is intentionally left blank)

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



                                        RMI COVERED HOPPER RAILCAR
                                        MANAGEMENT PROGRAM 79-1
Date:     March 30, 1999                Registrant


                                        By:  PLM Investment Management, Inc.
                                             Manager



                                        By:  /s/ Stephen M. Bess
                                             -----------------------
                                             Stephen M. Bess
                                             President



                                        By:  /s/ Richard K Brock
                                             -----------------------
                                             Richard K Brock
                                             Vice President and
                                             Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following directors of IMI on the dates indicated.


      Name                    Capacity                         Date



*_______________
Stephen M. Bess               Director                     March 30, 1999



*_______________
Douglas P. Goodrich           Director                     March 30, 1999



*_______________
Susan C. Santo                Director                     March 30, 1999




* Susan C. Santo, by signing her name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.




                                           /s/ Susan C. Santo
                                           -------------------------
                                           Susan C. Santo
                                           Attorney-in-Fact

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1

                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))


                                                                         Page

Independent Auditors' Report                                              18

Statements of revenues collected and expenses paid and other changes in cash for the years ended December 31,
   1998, 1997, and 1996                                                   19

Notes to the statements of revenues collected and expenses
   paid and other changes in cash                                      20-21


All financial statement schedules have been omitted as the required information is not pertinent to the Registrant or is not material, or because the information required is included in the statements and notes thereto.

                          INDEPENDENT AUDITORS' REPORT



The Equipment Owners in
RMI Covered Hopper Railcar Management Program 79-1:

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

In our opinion, the accompanying financial statements present fairly, in all material respects, the revenues collected and expenses paid and other changes in cash of RMI Covered Hopper Railcar Management Program 79-1 for each of the years in the three-year period ended December 31, 1998, on the cash basis of accounting described in Note 1.



/S/ KPMG LLP
-----------------------------------

San Francisco, California
March 24, 1999

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
               STATEMENTS OF REVENUES COLLECTED AND EXPENSES PAID
                            AND OTHER CHANGES IN CASH
                        For the Years Ended December 31,




                                                                    1998               1997               1996
                                                              -------------------------------------------------------
Revenues collected:
  Lease revenue received                                       $   2,551,476        $  2,396,321      $   2,458,027
  Interest and other income                                           70,504              48,250             80,182
                                                               -------------------------------------------------------

    Total revenues collected                                       2,621,980           2,444,571          2,538,209

Expenses paid (reimbursed):
  Repairs and maintenance                                            320,437             282,612            295,383
  Insurance                                                           11,183              14,068             26,065
  Property taxes                                                      18,382             (12,793 )           30,894
  Accounting and legal fees                                            7,217              14,787              8,849
  Storage, repositioning, and other                                   10,098              17,420             13,083
                                                               -------------------------------------------------------

    Total expenses paid                                              367,317             316,094            374,274
                                                               -------------------------------------------------------

Excess of revenues collected over
  expenses paid                                                    2,254,663           2,128,477          2,163,935
                                                               -----------------------------------------------------

Other increases (decreases) in cash:

  Prepaid mileage, reimbursable repairs,
    and other expenses                                               (52,067 )           (10,818 )         (275,672 )
  Management fees paid                                              (288,839 )          (282,810 )         (271,533 )
  Receipt of proceeds from sold or destroyed cars                     94,862              31,713            960,000
  Receipt of proceeds for transfer of car ownership                  269,000             243,500            384,000
  Payments to investors for sold or destroyed cars                   (94,862 )           (31,713 )         (966,540 )
  Payments to investors for transfer of car ownership               (260,340 )          (238,080 )         (368,640 )
  Distributions to investors                                      (1,909,390 )        (1,864,121 )       (1,809,722 )
  Commission paid                                                     (8,660 )            (6,500 )          (51,960 )
                                                               -------------------------------------------------------

Net other decreases in cash                                       (2,250,296 )        (2,158,829 )       (2,400,067 )
                                                               -------------------------------------------------------

Net increase (decrease) in cash                                        4,367             (30,352 )         (236,132 )

Cash at beginning of year                                          1,314,628           1,344,980          1,581,112
                                                               -------------------------------------------------------

Cash at end of year                                            $   1,318,995        $  1,314,628      $   1,344,980
                                                               =======================================================











                     See accompanying notes to the financial
                                  statements.

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
         NOTES TO THE STATEMENTS OF REVENUES COLLECTED AND EXPENSES PAID
                            AND OTHER CHANGES IN CASH
                                December 31, 1998

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

      As of December 31, 1998, monthly management fees of $38 per car are charged directly to the individual investors with respect to cars being managed pursuant to five-year extensions made to the original management agreements which had an original term of ten years. In addition, IMI earns an incentive management fee equal to 15% of Net Earnings (as defined in the original Management Agreement) over earnings of $750 per car per quarter.

      At December 31, 1998,  1997,  and 1996,  485 cars, 477 cars, and 469 cars, respectively which were owned by the investors, were being managed by IMI under the Program. As of December 31, 1998, all of the 485 cars owned by investors were covered by lease arrangements. During 1998, 11 cars were added to the Program, three cars were destroyed, and ten cars were transferred between investors within the Program and IMI received a commission fee of $8,660 to handle these sales and transfers.

3.    Revenues and Expenses

      Operating revenues and expenses of the Program are pooled and allocated to participants based on available car-days as defined in the Management Agreement. Revenues are earned by placing the railcars under leases, and are generally billed monthly. As of December 31, 1998, all 485 cars were leased on a fixed rate basis.

      The lessees accounting for 10% or more of total revenues collected during 1998, 1997, and 1996 were Louis Dreyfus Corp. (13% in 1998, 15% in 1997, and 14% in 1996), Canadian Pacific Railroad (13% in 1998, 16% in 1997, and 16% in 1996), San Luis Central Railroad Co. (16% in 1998, 16% in 1997, and 13% in 1996), Union Pacific Railroad (19% in 1998, 20% in 1997, and 20% in
      1996),  KBSR Railroad  (10% in 1998,  10% in 1997,  and 10% in 1996),  and
      General Chemical Co. (13% in 1998, 10% in 1997, and 11% in 1996).

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
         NOTES TO THE STATEMENT OF REVENUES COLLECTED AND EXPENSES PAID
                            AND OTHER CHANGES IN CASH
                                December 31, 1998

4.    Equalization Reserve

      Under the terms of the Management Agreement, IMI may, at its discretion, cause the Program to retain a certain amount of cash (the working capital reserve) to cover future disbursements and to provide for a balanced distribution of funds to the investors each quarter. IMI has determined the working capital reserve at December 31, 1998, 1997, and 1996 to be $836,155, $781,906, and $910,989, respectively.


















                    (This space is intentionally left blank)

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1

                                INDEX OF EXHIBITS

Exhibit                                                               Page

10.1  Form of Management Agreement                                       *

24.   Power of Attorney                                                 23




-----------------------------
*     Incorporated by reference.  See page 14 of this report.