Form 10-Q
period 1999-03-31
RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
filed 1999-04-30
CIK 311250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-Q



         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL QUARTER ENDED MARCH 31, 1999.

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
                            AND OTHER CHANGES IN CASH





                                                                                         For the Three Months
                                                                                           Ended March 31,
                                                                                         1999                1998
                                                                                    ------------------------------------

  Revenues collected:
    Lease revenue received                                                          $     537,324       $     612,392
    Interest and other income                                                              22,730              19,690
                                                                                    ------------------------------------
        Total revenues collected                                                          560,054             632,082

  Expenses paid:
    Management fees paid                                                                   74,078              71,494
    Repairs and maintenance                                                                73,835              67,270
    Property taxes                                                                          1,364               1,654
    Accounting and legal fees                                                               1,988               3,791
    Storage, repositioning, and other                                                       2,157               2,671
                                                                                    ------------------------------------
        Total expenses paid                                                               153,422             146,880
                                                                                    ------------------------------------

  Excess of revenues collected
    over expenses paid                                                                    406,632             485,202
                                                                                    ------------------------------------

  Other increases (decreases) in cash:

    Reimbursement of prepaid mileage,repairs,
      and other expenses, net                                                              32,089              40,953
    Receipt of proceeds from sold or destroyed cars                                        29,763              62,820
    Receipt of proceeds for transfer of car ownership                                      26,000              79,000
    Payments to investors for sold or destroyed cars                                           --             (32,772 )
    Payments to investors for transfer of car ownership                                   (24,960 )           (75,840 )
    Commission paid for sale or transfer of car ownership                                      --              (3,160 )
    Distributions to investors                                                           (485,325 )          (476,086 )
                                                                                    ------------------------------------
  Net other decreases in cash                                                            (422,433 )          (405,085 )
                                                                                    ------------------------------------

  Net (decrease) increase in cash                                                         (15,801 )            80,117

  Cash at beginning of period                                                           1,318,995           1,314,628
                                                                                    ------------------------------------

  Cash at end of period                                                             $   1,303,194       $   1,394,745
                                                                                    ====================================














                            See accompanying notes to
                             financial statements.

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
         NOTES TO THE STATEMENTS OF REVENUES COLLECTED AND EXPENSES PAID
                            AND OTHER CHANGES IN CASH
                                 MARCH 31, 1999



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

2.   Operations

At March 31, 1999, 485 cars, which are owned by the investors, were being managed by IMI under the Program. All of the cars were covered by lease agreements. During the three months ending March 31, 1999, one car was destroyed and one car was added to the Program.

3.   Equalization reserve

Under the terms of the management agreement, IMI may, at its discretion, cause the Program to retain a certain amount of cash (the working capital reserve) to cover future disbursements and provide for a balanced distribution of funds to the investors each quarter. IMI has determined the working capital reserve at March 31, 1999, to be $751,716 ($836,155 at December 31, 1998).

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CASH BALANCES AND RESULTS OF OPERATIONS

Comparison of the Program's Revenues Collected, Expenses Paid, and Other Changes in Cash for the Three Months Ended March 31, 1999 and 1998

REVENUES COLLECTED:

(1) Lease receipts decreased to $537,324 in the first quarter of 1999 from $612,392 in the first quarter of 1998. The decrease is primarily due to the timing of receipt of revenues and to lower average leases rates for certain lessees during the comparable periods.

(2) Interest and other income increased to $22,730 in the first quarter of 1999, from $19,690 in the first quarter of 1998, due to $5,848 exchange rate gain in the first quarter of 1999 as compared to $53 exchange rate loss in the first quarter of 1998. The increase caused by the exchange rate fluctuation was partially offset by decreased interest income resulting from lower interest rates earned on cash investments during the first quarter of 1999 when compared to the same period of 1998.

EXPENSES PAID:

(1) Management fees paid increased to $74,078 in the first quarter 1999, from $71,494 in the first quarter of 1998. The increase is due to more cars in the Program during the first quarter of 1999 as compared to the same period of 1998. In addition, an incentive management fees of $18,788 was paid to IMI in the first quarter of 1999 compared to an incentive management fees of $17,850 was paid to IMI in the same period of 1998. Incentive management fees are paid to the Manager quarterly in arrears.

(2) Repairs and maintenance expense increased to $73,835 in the first quarter of 1999, from $67,270 in the first quarter of 1998. The increase is due to the timing of payments of expenses during comparable periods.

(3) Property taxes decreased to $1,364 in the first quarter of 1999, from $1,654 in the first quarter of 1998. The decrease is due to the timing of payments for these expenses during the comparable periods.

(4) Accounting and legal fees decreased to $1,988 in the first quarter of 1999, from $3,791 in the first quarter of 1998 due to the timing of payments for these expenses during the comparable periods.

(5) Storage, repositioning, and other expenses decreased to $2,157 in the first quarter of 1999, from $2,671 in the first quarter of 1998. The decrease is primarily due to the timing of payments of expenses during comparable periods.

OTHER CHANGES IN CASH:

(1) Prepaid mileage, reimbursable repairs and other expenses are composed primarily of receipts of mileage credits from railroads which are due to lessees, net of reimbursable repairs due from lessees. The funds increased by $32,089 in the first quarter of 1999, as compared to an increase of $40,953 in the first quarter of 1998 as a result of these items. The difference between comparable periods is due primarily to the timing of net receipts and repayments of these funds by the Program.

(2) During the three months ended March 31, 1999, one car was destroyed for which the Program received insurance proceeds of $29,763. These insurance proceeds were paid to the investor of the destroyed car in April of 1999. During the three months ended March 31, 1998, the Program received insurance proceeds of $62,820 from two cars that were destroyed. The Program paid one investor $32,772 for one of the destroyed cars during the first quarter of 1998 and paid the remaining $30,048 to the other investor of the destroyed car during the second quarter of 1998.

(3) During the three months ended March 31, 1999, the Program received proceeds of $26,000 for one car that was transferred between investors in the Program. The Program paid $24,960 net of commission to the investor that sold the railcar. During the three months ended March 31, 1998, the Program received proceeds of $79,000 for three cars that were transferred between investors in the Program. The Program paid $75,840 net of commission to investors that sold the railcars.

(4) Commission of $1,040 will be paid to the Manager during the second quarter of 1999 for the one car that was transferred between investors during the first quarter of 1999. Commission of $3,160 was paid during the three months ended March 31, 1998 for the three cars that were transferred between investors in the Program.

As a result of the foregoing and other factors, the Program distributed $485,325 to investors in the first quarter 1999 compared to $476,086 in the first quarter of 1998.

The Program's performance in the first quarter 1999 is not necessarily indicative of future periods.

Liquidity and Capital Resources

The Program's operating funds are committed to payment of operating expenses, management fees, and making cash distributions to the investors when available. The Program intends to finance these activities with funds generated from operations. The Manager knows of no demands or commitments that might adversely affect the liquidity of the Program.

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



                           RMI COVERED HOPPER RAILCAR
                             MANAGEMENT PROGRAM 79-1


                           By: PLM Investment Management, Inc.
                               Manager


                           By: /s/ Stephen M. Bess
                               ---------------------------------
                               Stephen M. Bess
                               President



Date:  April 30, 1999      By: /s/ Richard K Brock
                               ---------------------------------
                               Richard K Brock
                               Vice President and
                               Corporate Controller