Form 10-Q
period 1999-06-30
RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
filed 1999-08-06
CIK 311250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL QUARTER ENDED JUNE 30, 1999.

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
                            AND OTHER CHANGES IN CASH



                                                             For the Three Months              For the Six Months
                                                                Ended June 30,                   Ended June 30,
                                                             1999             1998             1999          1998
                                                            ---------------------------------------------------------

Revenue collected
 Lease revenue received                                  $   632,130       $  699,481      $ 1,169,454   $ 1,311,873
 Interest and other income                                    16,544           17,603           39,274        37,293
                                                         ------------------------------------------------------------
    Total revenues collected                                 648,674          717,084        1,208,728     1,349,166
                                                         ------------------------------------------------------------

Expenses paid:
 Management fees paid                                         73,076           72,353          147,154       143,847
 Repairs and maintenance                                      59,131           54,901          132,966       122,491
 Property taxes                                                3,916            5,618            5,280         7,272
 Accounting and legal fees                                     2,911            1,889            4,899         5,680
 Storage, repositioning, and other                             3,826            1,857            5,983         4,153
                                                         ------------------------------------------------------------
    Total expenses paid                                      142,860          136,618          296,282       283,443
                                                         ------------------------------------------------------------

Excess of revenues collected
 over expenses paid                                          505,814          580,466          912,446     1,065,723
                                                         ------------------------------------------------------------

Other increases (decreases) in cash:

 Reimbursement of prepaid mileage, repairs,
  and other expenses                                         13,380           (98,137)          45,469       (58,359)
 Receipt of proceeds from sold or destroyed cars             33,066                --           62,829        62,820
 Receipt of proceeds for transfer of car ownership           73,000            28,000           99,000       107,000
 Payments to investors for sold or destroyed cars           (62,829)          (30,048)         (62,829)      (62,820)
 Payments to investors for transfer of car
   ownership                                                (71,540)          (28,000)         (96,500)     (103,840)
 Commission paid for sale or transfer of car
   ownership                                                 (2,500)           (1,120)          (2,500)       (3,160)
 Distributions to investors                                (485,659)         (478,054)        (970,984)     (954,140)
                                                       ------------------------------------------------------------------
Net other decreases in cash                                (503,082)         (607,359)        (925,515)   (1,012,499)
                                                       ------------------------------------------------------------------

Net increase (decrease) in cash                               2,732           (26,893)         (13,069)       53,224

Cash at beginning of period                               1,303,194         1,394,745        1,318,995     1,314,628
                                                       -------------------------------------------------------------------

Cash at end of period                                    $1,305,926        $1,367,852      $ 1,305,926   $ 1,367,852
                                                       ======================================================================


                 See accompanying notes to financial statements.










               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
         NOTES TO THE STATEMENTS OF REVENUES COLLECTED AND EXPENSES PAID
                            AND OTHER CHANGES IN CASH
                                  JUNE 30,1999



1. Basis of Presentation

RMI Covered Hopper Railcar Management Program 79-1 (the Program) is not a legal entity. The statements of revenues collected and expenses paid and other changes in cash (the Statements) of the Program are presented on the cash basis of accounting, used for reporting to investors in the Program in accordance with the Management Agreement with PLM Investment Management, Inc. (IMI or Manager). Under the cash basis of accounting, revenues are recognized when received, rather than when earned, and expenses are recognized when paid, rather than when the obligation is incurred. Accordingly, the Statements are not intended to present financial position, or results of operations or cash flows in accordance with generally accepted accounting principles.

2. Operations

As of June 30, 1999, 485 cars, which are owned by the investors, were being managed by IMI under the Program. As of June 30, 1998, 477 cars, which are owned by the investors, were being managed by IMI under the Program. All of the cars were covered by lease agreements. During the six months ending June 30, 1999, two cars were destroyed and two cars were added to the Program. During the six months ending June 30, 1998, two cars were added to the Program and two cars were destroyed

3. Equalization reserve

Under the terms of the management agreement, IMI may, at its discretion, cause the Program to retain a certain amount of cash (the working capital reserve) to cover future disbursements and provide for a balanced distribution of funds to the investors each quarter. IMI has determined the working capital reserve at June 30, 1999, to be $772,350 ($836,155 at December 31, 1998).








                    (this space is intentionally left blank)










Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CASH BALANCES AND RESULTS OF OPERATIONS

Comparison of the Program's Revenues Collected, Expenses Paid, and Other Changes in Cash for the Three Months Ended June 30, 1999 and 1998

REVENUES COLLECTED:

(1) Lease receipts decreased to $632,130 in the second quarter of 1999 from $699,481 in the second quarter of 1998. $47,264 decrease in lease receipts is due to the timing of receipt of revenues, $25,450 decrease in lease receipts is due to lower average leases rates for certain lessees during the comparable periods. The decrease in lease receipts is partially offset by increase in lease receipts of $5,363 due to more cars being in the Program during the quarter ended June 30, 1999 when compared to the same quarter of 1998.

(2) Interest and other income decreased to $16,544 in the second quarter of 1999, from $17,603 in the second quarter of 1998, due to a decrease in interest income of $4,715 resulting from lower interest income earned on lower average cash balances during the second quarter of 1999 when compared to the same period of 1998. The decrease in interest income is partially offset by the exchange rate fluctuation, $1,816 exchange rate gain in the second quarter of 1999 as compared to $1,656 exchange rate loss in the second quarter of 1998, and an increase in miscellaneous income of $184.

EXPENSES PAID:

(1) Management fees paid increased to $73,076 in the second quarter 1999, from $72,353 in the second quarter of 1998. The increase is primarily due to more cars in the Program during the second quarter of 1999 as compared to the same period of 1998. IMI receives a monthly management fee on a per car basis at $38 per car.

(2) Repairs and maintenance expense increased to $59,131 in the second quarter of 1999, from $54,901 in the second quarter of 1998. An increase of $30,493 in repairs and maintenance is due to the timing of payments of expenses during comparable periods and $917 increase in repairs and maintenance is due to eleven cars added in the Program during the last two quarters of 1998 and the first two quarters in 1999. The increase is partially offset by the decrease in repairs and maintenance expense of $27,182 resulted from running repairs required on certain railcars in the fleet during the second quarter of 1998, which were not needed during the same period of 1999.

(3) Property taxes decreased to $3,916 in the second quarter of 1999, from $5,618 in the second quarter of 1998. The decrease is primarily due to the timing of payments for these expenses during the comparable periods, and the timing of receiving of invoices from various states, as the tax rates remained relatively constant.

(4) Accounting and legal fees increased to $2,911 in the second quarter of 1999, from $1,889 in the second quarter of 1998 due to the timing of payments for these expenses during the comparable periods.

(5) Storage, repositioning, and other expenses increased to $3,826 in the second quarter of 1999, from $1,857 in the second quarter of 1998. The increase is primarily due to an increase in repositioning expenses for the quarter ended June 30, 1999 when compared to the same quarter of 1998.

Other changes in cash:

(1) Prepaid mileage, reimbursable repairs and other expenses are composed primarily of receipts of mileage credits from railroads which are due to lessees, net of reimbursable repairs due from lessees. The funds increased by $13,380 in the second quarter of 1999, as compared to a decrease of $98,137 in the second quarter of 1998 as a result of these items. The difference between comparable periods is due primarily to the timing of net receipts and repayments of these funds by the Program.





(2) During the three months ended June 30, 1999, one car was destroyed for which the Program received insurance proceed of $33,066. These insurance proceeds were paid to the investor of the destroyed car in April of 1999. In addition, $29,763 of insurance proceeds were paid to the investor for the car that was destroyed during the first quarter of 1999. No cars were destroyed during the second quarter of 1998. During the second quarter of 1998, however, the Program paid an investor $30,048 for a car that was destroyed in the first quarter of 1998. The insurance proceeds for the destroyed car were received in the first quarter of 1998.

(3) During the three months ended June 30, 1999, the Program received proceeds of $73,000 for three cars that were transferred between investors in the Program. The Program paid $71,540 net of commission to investors that sold the railcars. During the second quarter of 1998, the Program received and paid proceeds of $28,000 for a railcar that was transferred from one investor to another investor in the Program.

(4) Commission of $2,500 was paid to the Manager during the second quarter of 1999 for cars that were transferred between investors during the first and second quarter of 1999. Commissions of $1,120 were paid during the three months ended June 30, 1998 for car that was transferred between investors in the Program.

As a result of the foregoing and other factors, the Program distributed $485,659 to investors in the second quarter 1999 compared to $478,054 in the second quarter of 1998.

The Program's performance in the second quarter 1999 is not necessarily indicative of future periods.

Comparison of the Program's Revenues Collected, Expenses Paid and Other Changes in Cash for the Six Months Ended June 30, 1999 and 1998

Revenues collected:

(1) Lease receipts decreased to $1,169,454 for the six months ended June 30, 1999, from $1,311,873 for the comparable period in 1998. A decrease in lease receipts of $113,438 is due to the timing of receipt of revenues, $32,890 decrease in lease receipts is due to lower average leases rates for certain lessees during the comparable periods. The decrease in lease receipts is partially offset by increase in lease receipts of $3,909 due to more cars were in the Program during the six months ended June 30, 1999 when compared to the same period of 1998.

(2) Interest and other income increased to $39,274 for the six months ended June 30, 1999, from $37,293 for the comparable period in 1998. The increase is due to $7,664 exchange rate gain in the six months ended June 30, 1999 as compared to $1,709 exchange rate loss in the six months ended June 30, 1998 and an increase in miscellaneous income of $184. The increase caused by the exchange rate fluctuation was partially offset by decreased interest income of $7,576 due to lower interest income earned on lower average cash balances for the six months ended June 30, 1999.

Expenses paid:

(1) Management fees paid increased to $147,154 for the six months period ended June 30, 1999, from $143,847 for the comparable period in 1998. An increase of $2,454 in management fees paid is due to more cars being in the Program during the first six months of 1999 when compared to the same period of 1998. An increase of $853 in management fees paid is due to higher incentive fees in the first six months of 1999 compared to same period of 1998. For the six months ended June 30, 1999, $36,628 in incentive fees were paid to IMI, compared to $35,775 paid for the six months ended June 30, 1998. IMI receives a monthly management fee on a per car basis at $38 per car.

(2) Repairs and maintenance expense increased to $132,966 for the six months ended June 30, 1999, from $122,491 for the comparable period in 1998. An increase of $21,996 in repairs and maintenance is due to the timing of payments of expenses during comparable periods and $1,215 increase in repairs and maintenance is due to eleven cars added in the Program during the last two quarters of 1998 and the first two quarters in 1999. The increase is partially offset by the decrease in repairs and maintenance expense of $12,736 resulted from running repairs required on certain railcars in the fleet during the first six months of 1998, which were not needed during the same period of 1999.

(3) Property taxes decreased to $5,280 for the six months ended June 30, 1998, from $7,272 for the comparable period in 1998. The decrease is primarily due to the timing of payments for these expenses during the comparable periods, and the timing of receiving of invoices from various states, as the tax rates remained relatively constant.

(4) Accounting and legal fees decreased to $4,899 for the six months ended June 30, 1999, from $5,680 for the comparable period in 1998, due to the timing of payments for these expenses during the comparable periods.

(5) Storage, repositioning and other expenses increased to $5,983 for the six months ended June 30, 1999, from $4,153 for the comparable period in 1998. The decrease is primarily due to higher repositioning expenses during comparable periods.

OTHER CHANGES IN CASH:

(1) Prepaid mileage, reimbursable repairs and other expenses are composed primarily of receipts of mileage credits from railroads which are due to lessees, net of reimbursable repairs due from lessees. The funds increased by $45,469 for the six months ended June 30, 1999, as compared to a decrease of $58,359 for the comparable period in 1998. The difference between comparable periods is due primarily to the timing of net receipts and repayments of these funds by the Program.

(2) During the six months ended June 30, 1999, two cars were destroyed for which the Program received and paid to investors insurance proceeds of $62,829. During the six months ended June 30, 1998, two cars were destroyed for which the Program received and paid to investors insurance proceeds of $62,820.

(3) During the six months ended June 30, 1999, the Program received proceeds of $99,000 for four railcars that were transferred between investors in the Program and paid $96,500 net of commissions to investors that sold the cars. During the six months ended June 30, 1998, the Program received $107,000 for four railcars that were transferred from investors to other investors in the Program and paid $103,840 net of commission to investors that sold the cars.

(4) Commission of $2,500 was paid to the Manager for the six months ended June 30, 1999 for cars that were transferred between investors during the first six months of 1999. Commission of $3,160 was paid during the six months ended June 30, 1998 for cars that were transferred between investors in the Program.

The Program distributed $970,984 to investors in the six months ended June 30, 1999 compared to $954,140 in the six months ended June 30, 1998.

The Program's performance in the six months ended June 30, 1999 is not necessarily indicative of future periods.

Liquidity and Capital Resources

The Program's operating funds are committed to payment of operating expenses, management fees, and making cash distributions to the investors when available. The Program intends to finance these activities with funds generated from operations. The Manager knows of no demands or commitments that might adversely affect the liquidity of the Program.

Effects of Year 2000

It is possible that the Manager's currently installed computer systems, software products, and other business systems, or those of the Program's vendors, service providers, and customers, working either alone or in conjunction with other software or systems, may not accept input of, store, manipulate, and output dates on or after January 1, 2000 without error or interruption, a possibility commonly known as the "Year 2000" or "Y21C' problem. As the Program relies substantially on the Manager's software systems, applications and control devices in operating and monitoring significant aspects of its business, any Year 2000 problem suffered by the Manager could have a material adverse effect on the Program's business, financial condition and results of operations.

The Manager has established a special Year 2000 oversight committee to review the impact of Year 2000 issues on its business systems in order to determine whether such systems will retain functionality after December 31, 1999. As of June 30, 1999, the Manager has completed inventory, assessment, remediation and testing stages of its Year 2000 review of its core business information systems. Specifically, the Manager (a) has integrated Year 2000-compliant programming code into its existing internally customized and internally developed transaction processing software systems and (b) the Manager's accounting and asset management software systems have been made Year 2000 compliant. In addition, numerous other software systems provided by vendors and service providers have been replaced with systems represented by the vendor or service provider to be Year 2000 functional. These systems will be fully tested September by 30, 1999 and are expected to be compliant.

As of June 30, 1999, the costs incurred and allocated to the Fund to become Year 2000 compliant have not been material and does not anticipate any additional Year 2000-compliant expenditures.

Some risks associated with the Year 2000 problem are beyond the ability of the Program or Manager to control, including the extent to which third parties can address the Year 2000 problem. The Manager is communicating with vendors, services providers, and customers in order to assess the Year 2000 readiness of such parties and the extent to which the Program is vulnerable to any third-party Year 2000 issues. As part of this process, vendors and service providers were ranked in terms of the relative importance of the service or product provided. All service providers and vendors who were identified as medium to high relative importance were surveyed to determine Year 2000 status. The Manager has received satisfactory responses to Year 2000 readiness inquiries from surveyed service providers and vendors.

It is possible that certain of the Program's equipment lease portfolio may not be Year 2000 compliant. The Manager has contacted equipment manufacturers of the portion of the Program's leased equipment portfolio identified as date sensitive to assure Year 2000 compliance or to develop remediation strategies. The Program does not expect that non-Year 2000 compliance of its leased equipment portfolio will have an adverse material impact on its financial statements. The Manager has surveyed the majority of its lessees and the majority of those surveyed have responded satisfactorily to Year 2000 readiness inquiries.

There can be no assurance that the software systems of such parties will be converted or made Year 2000 compliant in a timely manner. Failure by the Manager or such other parties to make their respective systems Year 2000 compliant could have a material adverse effect on the business, financial position, and results of operations of the Program. The Manager has made and will continue an ongoing effort to recognize and evaluate potential exposure relating to third party Year 2000 noncompliance. The Manager will implement a contingency plan if the Manager determines that third-party noncompliance would have a material adverse effect on the Program's business, financial position, or results of operation.

The Manager is currently  developing a contingency  plan to address the possible failure of any systems or vendors or service providers due to Year 2000 problems. For the purpose of such contingency planning, a reasonably likely worst case scenarios primarily anticipate a) an inability to access systems and data on a temporary basis resulting in possible delay in reconciliation of funds received or payment of monies owed, or b) an inability to continuously employ equipment assets due to temporary Year 2000 related failure of external infrastructure necessary to the ongoing operation of the equipment. The Manager is evaluating whether there are additional scenarios, which have not been identified. Contingency planning will encompass strategies up to and including manual processes. The Manager anticipates that these plans will be completed by September 30, 1999.

Forward-Lookinc Information

Except for historical information contained herein, the discussion in this Form 10-Q contains forwardlooking statements that involve risks and uncertainties, such as statements of the Program's plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 1 O-Q. The Program's actual results could differ materially from those discussed here.

Outlook for the future

Demand for covered hopper cars softened in 1998 and this trend is expected to continue in 1999. This is expected to put downward pressure on lease rates.














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



                         RMI COVERED HOPPER RAILCAR
                         MANAGEMENT PROGRAM 79-1


                         By:  PLM Investment Management, Inc.
                              Manager


                         By:  /s/ Stephen M. Bess
                              -------------------------------
                              Stephen M. Bess
                              President



Date: August 4, 1999     By: /s/ Richard K Brock
                             -------------------------------
                             Richard K Brock
                             Vice President and
                             Corporate Controller