Form 10-Q
period 1999-09-30
RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
filed 1999-11-09
CIK 311250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 1999.

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
                            AND OTHER CHANGES IN CASH


                                                                  For the Three Months               For the Nine Months
                                                                   Ended September 30,               Ended September 30,
                                                                1999              1998             1999             1998
                                                        --------------------------------------------------------------------

Revenues collected:
 Lease revenue received                                 $     612,001      $    557,141    $   1,781,455    $   1,869,108
 Interest and other income                                     13,316            15,782           52,590           53,075
                                                        --------------------------------------------------------------------
    Total revenues collected                                  625,317           572,923        1,834,045        1,922,183
                                                        --------------------------------------------------------------------

Expenses paid:
 Management fees paid                                          72,776            72,266          219,930          216,113
 Repairs and maintenance                                      111,089           108,465          244,055          230,956
 Property taxes                                                 2,264             1,885            7,544            9,157
 Accounting and legal fees                                        733               327            5,632            6,007
 Storage, repositioning and other                               4,139             1,961           10,122            6,114
                                                        --------------------------------------------------------------------
     Total expenses paid                                      191,001           184,904          487,283          468,347
                                                        --------------------------------------------------------------------

Excess of revenues collected
 over expenses paid                                           434,316           388,019        1,346,762        1,453,836
                                                        --------------------------------------------------------------------

Other increases (decreases) in cash:

 Reimbursable prepaid mileage, repairs
  and other expenses                                         (103,256)            8,609          (57,787)         (49,844)
 Receipt of proceeds from sold or destroyed cars               34,673            32,042           97,502           94,862
 Receipt of proceeds for transfer of car ownership                 --            26,000           99,000          133,000
 Payments to investors for sold or destroyed cars             (35,136)          (32,042)         (97,965)         (94,862)
 Payments to investors for transfer of car
  ownership                                                        --           (24,960)         (96,500)        (128,800)
 Commission paid for sale or transfer of car
  ownership                                                        --            (1,040)          (2,500)          (4,200)
 Distributions to investors                                  (485,185)         (477,339)      (1,456,169)      (1,431,479)
                                                        ---------------------------------  ---------------------------------
                                                                                                      --
 Net other decreases in cash                                 (588,904)         (468,730)      (1,514,419)      (1,481,323)
                                                        --------------------------------------------------------------------

 Net decrease in cash                                        (154,588)          (80,711)        (167,657)         (27,487)

 Cash at beginning of period                                1,305,926         1,367,852         1,318,995       1,314,628
                                                        --------------------------------------------------------------------

 Cash at end of period                                    $ 1,151,338      $  1,287,141    $    1,151,338    $  1,287,141
                                                        ====================================================================














                 See accompanying notes to financial statements.

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
         NOTES TO THE STATEMENTS OF REVENUES COLLECTED AND EXPENSES PAID
                            AND OTHER CHANGES IN CASH
                               SEPTEMBER 30, 1999



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

2.   Operations

As of September 30, 1999, 485 cars, which are owned by the investors, were being managed by IMI under the Program. As of September 30, 1998, 484 cars, which are owned by the investors, were being managed by IMI under the Program. All of the cars were covered by lease agreements. During the nine months ending September 30, 1999, three cars were added to the Program and three cars were destroyed. During the nine months ending September 30, 1998, 10 cars were added to the Program and three cars were destroyed.

3.   Equalization reserve

Under the terms of the management agreement, IMI may, at its discretion, cause the Program to retain a certain amount of cash (the working capital reserve) to cover future disbursements and provide for a balanced distribution of funds to the investors each quarter. IMI has determined the working capital reserve at September 30, 1999, to be $722,836 ($836,155 at December 31, 1998).









                      (this space intentionally left blank)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I) RESULTS OF OPERATIONS

Comparison of the Program's Revenues Collected, Expenses Paid and Other Changes in Cash for the Three Months Ended September 30, 1999 and 1998

Revenues collected:

(1) Lease receipts increased to $612,001 in the third quarter of 1999, from $557,141 in the third quarter of 1998. $144,426 increase in lease receipts is due to the timing of receipt of revenues, $9,349 increase in lease receipts is due to twelve cars added in the Program during the last quarter of 1998 and the first three quarters in 1999. The increase in lease receipts is partially offset by decrease in lease receipts of $98,915 due to lower average leases rates for certain lessees during the comparable periods.

(2) Interest and other income decreased to $13,316 in the third quarter of 1999, from $15,782 in the third quarter of 1998 due to a decrease in interest income of $5,135 resulting from lower interest income earned on lower average cash balances during the third quarter of 1999 when compared to the same period of 1998 and a decrease in miscellaneous income of $214. The decrease in interest and other income is partially offset by the exchange rate fluctuation, $353 exchange rate gain in the third quarter of 1999 as compared to $2,530 exchange rate loss in the third quarter of 1998.

Expenses paid:

(1) Management fees paid increased to $72,776 in the third quarter of 1999, from $72,266 in the third quarter of 1998. The increase is primarily due to higher incentive fees paid to PLM Investment Management, Inc. (IMI) in the third quarter of 1999 compared to same quarter of 1998. In the third quarter of 1999, $18,188 in incentive fees were paid to IMI, compared to $17,888 in the third quarter of 1998. The increase is also due to more cars in the Program during the third quarter of 1999 as compared to the same period of 1998. IMI receives a monthly management fee on a per car basis at $38 per car.

(2) Repairs and maintenance expense increased to $111,089 in the third quarter of 1999, from $108,465 in the third quarter of 1998. An increase of $23,105 in repairs and maintenance resulted from running repairs required on certain railcars in the fleet during the third quarter of 1999, which were not needed during the same period of 1998. A $6,919 increase in repairs and maintenance is due to twelve cars added in the Program during the last quarter of 1998 and the first three quarters in 1999. The increase in repairs and maintenance expense is partially offset by the decrease in repairs and maintenance expense of $27,400 due to the timing of payments of expenses during comparable period.

(3) Property taxes increased to $2,264 in the third quarter of 1999, from $1,885 in the third quarter of 1998. The increase is primarily due to the timing of payments for these expenses during the comparable periods, and the timing of receiving of invoices from various states, as the tax rates remained relatively constant.

(4) Accounting and legal fees increased to $733 in the third quarter of 1999, from $327 in the third quarter of 1998, due to the timing of payments for these expenses during the comparable periods.

(5) Storage, repositioning and other expenses increased to $4,139 in the third quarter of 1999, from $1,961 for the comparable period in 1998. The increase is primarily due to higher repositioning expenses during 1999 when compared to 1998.

Other changes in cash:

(1) Reimbursable prepaid mileage, repairs and other expenses are composed primarily of receipts of mileage credits from railroads which are due to lessees, net of reimbursable repairs due from lessees. Net payments were $103,256 in the third quarter of 1999, as compared to net receipts of $8,609 in the third quarter of 1998. The difference between comparable periods is due primarily to the timing of receipts and repayments of these funds by the Program.

(2) During the third quarter of 1999, one car was destroyed for which the Program received $34,673 and paid to the investor insurance proceeds of $35,136. During the third quarter of 1998, one car was destroyed for which the Program received and paid to the investor insurance proceeds of $32,042.

(3) During the third quarter of 1999, no railcars were transferred from one investor to another investor in the Program. During the third quarter of 1998, the Program received proceeds of $26,000 for a railcar that was transferred from one investor to another investor in the Program. The Program paid $24,960 net of commission to the investor that sold the car.

(4) No commission was paid for the three months ended September 30, 1999, compared to $1,040 in the third quarter of 1998. The decrease was due to no cars being transferred during the third quarter of 1999, when compared to one car being transferred during the same quarter of 1998.

The Program distributed $485,185 to investors in the three months ended September 30, 1999 compared to $477,339 in the three months ended September 30, 1998.

Comparison of the Program's Revenues Collected, Expenses Paid and Other Changes in Cash for the Nine Months Ended September 30, 1999 and 1998

Revenues collected:

(1) Lease receipts decreased to $1,781,455 for the nine months ended September 30, 1999, from $1,869,108 for the comparable period in 1998. $131,805 decrease in lease receipts is due to lower average leases rates for certain lessees during the comparable periods. The decrease in lease receipts is partially offset by increase in lease receipts of $30,895 due to the timing of receipt of revenues and $13,257 increase in lease receipts due to twelve cars added in the Program during the last quarter of 1998 and the first three quarters in 1999.

(2) Interest and other income decreased to $52,590 for the nine months ended September 30, 1999, from $53,075 for the comparable period in 1998, due to a decrease in interest income of $12,711 resulting from lower interest income earned on lower average cash balances during the nine months ended September 30, 1999 when compared to the same period of 1998 and a decrease in miscellaneous income of $30. The decrease in interest and other income is partially offset by the exchange rate fluctuation, $8,017 exchange rate gain in the nine months ended September 30, 1999 as compared to $4,239 exchange rate loss in the nine months ended September 30, 1998.

Expenses paid:

(1) Management fees paid increased to $219,930 for the nine months period ended September 30, 1999, from $216,113 for the comparable period in 1998. The increase is due to more cars in the Program during the first three quarters of 1999 as compared to the same period of 1998. IMI receives a monthly management fee on a per car basis at $38 per car. The increase is also due to higher incentive fees in the first nine months of 1999 compared to same period of 1998. For the nine months ended September 30, 1999, $54,816 in incentive fees were paid to IMI, compared to $53,663 paid for the nine months ended September 30, 1998.

(2) Repairs and maintenance expense increased to $244,055 for the nine months ended September 30, 1999, from $230,956 for the comparable period in 1998. An increase of $9,473 in repairs and maintenance expense is due to twelve cars added in the Program during the last quarter of 1998 and the first three-quarters in 1999. An increase of $9,030 in repairs and maintenance expense resulted from running repairs required on certain railcars in the fleet during the nine months ended September 30, 1998, which were not needed during the same period of 1999. The increase is partially offset by the decrease in repairs and maintenance expense of $5,404 due to the timing of payments of expenses during comparable periods

(3) Property taxes decreased to $7,544 for the nine months ended September 30, 1999, from $9,157 for the comparable period in 1998. The decrease is primarily due to the timing of payments for these expenses during the comparable periods, and the timing of receiving of invoices from various states, as the tax rates remained relatively constant.

(4) Accounting and legal fees decreased to $5,632 for the nine months ended September 30, 1999, from $6,007 for the comparable period in 1998, due to the timing of payments for these expenses during the comparable periods.

(5) Storage, repositioning and other expenses increased to $10,122 for the nine months ended September 30, 1999, from $6,114 for the comparable period in 1998. The increase is primarily due to higher repositioning expenses in 1999 when compared to 1998.

Other changes in cash:

(1) Reimbursable prepaid mileage, repairs and other expenses are composed primarily of receipts of mileage credits from railroads which are due to lessees, net of reimbursable repairs due from lessees. Net payments were $57,787 for the nine months ended September 30, 1999, as compared to net payments of $49,844 for the comparable period in 1998. The difference between comparable periods is due primarily to the timing of receipts and repayments of these funds by the Program.

(2) During the nine months ended September 30, 1999, three cars were destroyed for which the Program received insurance proceeds of $97,502 and paid to investors insurance proceeds of $97,965. During the nine months ended September 30, 1998, three cars were destroyed for which the Program received and paid to investors insurance proceeds of $94,862.

(3) During the nine months ended September 30, 1999, the Program received proceeds of $99,000 for four railcars that were transferred between investors in the Program. The Program paid $96,500 net of commission to investors that sold the cars. During the nine months ended September 30, 1998, the Program received proceeds of $133,000 for five railcars that were transferred between investors in the Program. The Program paid $128,800 net of commission to investors that sold the cars.

(4) Commission paid decreased to $2,500 for the nine months ended September 30, 1999, from $4,200 in the same period of 1998. The decrease was due to fewer cars being transferred in the nine months ended September 30, 1999, as compared to the same period of 1998.

The Program distributed $1,456,169 to investors in the nine months ended September 30, 1999 compared to $1,431,479 in the nine months ended September 30, 1998.

The Program's performance in the nine months ended September 30, 1999 is not necessarily indicative of future periods.

(II)     EFFECTS OF YEAR 2000

It is possible that the Manager's currently installed computer systems, software products, and other business systems, or those of the Program's vendors, service providers, and customers, working either alone or in conjunction with other software or systems, may not accept input of, store, manipulate, and output dates on or after January 1, 2000 without error or interruption, a possibility commonly known as the "Year 2000" or "Y2K" problem. As the Program relies substantially on the Manager's software systems, applications and control devices in operating and monitoring significant aspects of its business, any Year 2000 problem suffered by the Manager could have a material adverse effect on the Program's business, financial condition and results of operations.

The Manager has established a special Year 2000 oversight committee to review the impact of Year 2000 issues on its business systems in order to determine whether such systems will retain functionality after December 31, 1999. As of September 30, 1999, the Manager has completed inventory, assessment, remediation and testing stages of its Year 2000 review of its core business information systems. Specifically, the Manager (a) has integrated Year 2000-compliant programming code into its existing internally customized and internally developed transaction processing software systems and (b) the Manager's accounting and asset management software systems have been made Year 2000 compliant. In addition, numerous other software systems provided by vendors and service providers have been replaced with systems represented by the vendor or service provider to be Year 2000 functional. These systems will be fully tested and appear to be compliant.

As of September 30, 1999, the costs incurred and allocated to the Fund to become Year 2000 compliant have not been material and does not anticipate any additional Year 2000-compliant expenditures.

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

The Manager is currently  developing a contingency  plan to address the possible failure of any systems or vendors or service providers due to Year 2000 problems. For the purpose of such contingency planning, a reasonably likely worst case scenarios primarily anticipate a) an inability to access systems and data on a temporary basis resulting in possible delay in reconciliation of funds received or payment of monies owed, or b) an inability to continuously employ equipment assets due to temporary Year 2000 related failure of external infrastructure necessary to the ongoing operation of the equipment. The Manager is evaluating whether there are additional scenarios, which have not been identified. Contingency planning will encompass strategies up to and including manual processes. The Manager anticipates that these plans will be completed by the fourth quarter of 1999.

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



                           RMI COVERED HOPPER RAILCAR
                             MANAGEMENT PROGRAM 79-1


                           By: PLM Investment Management, Inc.
                               Manager


                           By: /s/ Stephen M. Bess
                              -----------------------------------
                               Stephen M. Bess
                               President



Date:  November 9, 1999     By: /s/ Richard K Brock
                               --------------------------------
                               Richard K Brock
                               Vice President and
                               Corporate Controller