Form 10-K
period 1999-12-31
RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
filed 2000-03-17
CIK 311250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-K


[X]      ANNUAL  REPORT   PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

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

         Aggregate Market Value of Voting Stock:  N/A

         An index of exhibits filed with this Form 10-K is located at page 12.

         Total number of pages in this report:  20

                                     PART I

ITEM 1.       BUSINESS

(A)   Background

In 1979, PLM Investment Management, Inc. (IMI or Manager) (formerly PLM Railcar Management, Inc.), a wholly owned subsidiary of PLM Financial Services, Inc.
(FSI), sponsored the public offering of the management program RMI Covered Hopper Railcar Management Program 79-1 (the Registrant or the Program). The Program was registered with the Securities and Exchange Commission under the Securities Act of 1933. The Program offered to investors, meeting certain suitability standards, the opportunity to purchase from PLM Transportation Equipment Corporation (TEC) (formerly National Equipco, Inc.), a wholly-owned subsidiary of FSI, one or more 100-ton triple covered hopper, 4,700 or 4,750 cubic foot, railroad cars with center pockets, gravity discharge, and trough hatches (car or cars).

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

IMI manages 7 private railcar management programs and two public railcar programs. Each of the programs involves a distinct group of railcars and are managed separately, with all funds from each management program administered separately. The railcars owned by investors in each pool are subject to separate leases.

(B)   Sale and Availability of Cars

Program investors originally purchased a total of 777 cars for a price per car ranging from $48,000 to $50,000, which included commencement fees and other fees. The Program closed April 30, 1981. Subsequent to the close of the Program, 322 cars have been sold or destroyed and 35 cars have been added to the fleet. As of December 31, 1999, 490 cars were in the Program, all of which were on lease.

(C)   Management

The investors were offered the option of entering into a 10-year management agreement (Management Agreement) with IMI, pursuant to which IMI has acted as the investors' agent for the purpose of managing and leasing the investors' car or cars. Pursuant to the original Management Agreement and extensions thereof, IMI receives a management fee on a per car basis at a fixed rate each month, plus an incentive management fee equal to 15% of "Net Earnings" (as defined in the Management Agreement) over $750 per car per quarter. The weighted-average monthly rental rate per car in 1999 was $374.

All 490 cars in the Program are operating under fixed payment, full service lease agreements. Additional mileage revenue above the fixed lease payments may also be earned for certain cars.

IMI has agreed to perform all services necessary to manage the railcars on behalf of the Program and to perform or contract for the performance of all obligations of the lessor under the Program's leases. When cars need repair, rent will generally abate during the period they are out of service. Lessees are usually obligated to pay all operating expenses of the cars. Lessees are normally responsible for the loss, damage, or destruction of the cars, except in the case of negligence, recklessness, or willful misconduct on the part of the Manager. Regulatory changes may occasionally require cars to be altered or retrofitted. Typically, such alterations or retrofits are the responsibility of the investor. The leases usually provide for an increase in the monthly rental rate calculated as a percentage of the cost of any such alterations. In such cases, rent will abate for the period of time while the alterations are being made.

Monthly management fees of $38 per car and quarterly incentive management fees are charged directly to the individual investors pursuant to the three five-year extensions made to the original Management Agreements which had an original term of ten years. Prior to the five-year extensions, management fees were being charged at the rate of $55 per car.

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

(E)   Demand

The downward pressure on covered hopper cars specifically designed to service the agricultural industry continued through 1999. During 1999, car loadings of agricultural products in the United States (U.S.) increased by 4.3% compared to 1998. Car loadings in Canada decreased by 3.3% (Overall North American increase of 2.9%). Total North American shipments for 1998 were down 7.7% compared to 1997. Thus, while increasing somewhat from 1998, current year shipments remain below 1997 levels. Another contributing factor to the softness in rental rates is the large number of covered hopper cars built in the last few years. Total railcars built during 1999 are estimated to be approximately 58,000 with covered hoppers representing approximately 20,000 or 34% of the total new builds.

The continued lack of strong demand for covered hopper cars resulted in many cars being renewed during 1999 at monthly full service rates considerably below the rate they had been earning.

The U.S. agribusiness industry serves a domestic market that is relatively mature, with consistent but modest growth likely in the future. Most grain rail traffic moves to domestic food processors, poultry breeders, and feed lots. The more volatile export business accounts for about 30% of total grain shipments. In emerging and developing companies, demand for protein-rich foods is growing more rapidly than in the U.S. because of higher population growth, rapid industrialization, and rising disposable income.

ITEM 2.       PROPERTIES

At December 31, 1999, the Program had no properties except for the 490 cars being managed under the Program, as described in Item 1(c). The Manager of the Program maintains its principal office at One Market, Steuart Street Tower, Suite 800, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Program.

ITEM 3.       LEGAL PROCEEDINGS

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Program's owners during the last quarter of its fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.       MARKET FOR THE PROGRAM'S EQUITY AND RELATED EQUITY MATTERS

None.

ITEM 6.       SELECTED FINANCIAL DATA

Table 1, below, lists selected financial data for the five years ended December 31, 1999, prepared on a cash basis, for the Program, as a whole and on a per car basis, computed on a weighted-average available car per day basis (the weighted-average available car per day was 485.32 for 1999):

                                                                   TABLE 1

                                                           For the years ended December 31,

                                            1999             1998            1997             1996             1995
                                       ----------------------------------------------------------------------------------

    Total program

    Total revenues collected            $  2,314,123     $  2,621,980    $   2,444,571    $  2,538,209     $  2,559,935

    Expenses paid                           (697,664)        (656,156)        (598,904)       (645,807)        (718,385)


                                       ---------------------------------------------------------------------------------
    Excess of revenues collected
      over expenses paid                $  1,616,459     $  1,965,824    $   1,845,667    $  1,892,402     $  1,841,550
                                       =================================================================================
      Distributions to or on
        behalf of investors             $  1,941,463     $  1,909,390    $   1,864,121    $  1,809,722     $  1,731,469
                                       =================================================================================

    Per car available (computed
      on a weighted-average car
      per day basis)

    Total revenues collected            $      4,768     $      5,453    $       5,158    $      5,310     $      5,177

    Expenses paid                             (1,438)          (1,365)          (1,264)         (1,351)          (1,453)

                                        --------------------------------------------------------------------------------
    Excess of revenues collected
      over expenses paid                $      3,330     $      4,088    $       3,894    $      3,959     $       3,724
                                        ================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Program's operating funds are committed to payment of operating expenses and making cash distributions to the car owners when available. The Program intends to finance these activities with funds generated from operations. The Manager of the Program does not know of any demands or commitments that might adversely affect the liquidity of the Program.

Funds from operations are primarily generated by lease payments and interest income earned on invested cash.

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

RECLASSIFICATIONS

Certain prior-year amounts have been reclassified in order to conform to the current year's presentation.

Comparison of the Program's Revenues Collected, Expenses Paid and Other Changes in Cash for the Years Ended December 31, 1999 and 1998

Revenues collected:

1. Lease receipts decreased to $2,245,736 for the year ended December 31, 1999, from $2,551,476 for the comparable period in 1998. A $279,998 decrease in lease receipts due to lower average leases rates for certain lessees during the comparable periods, and a $30,163 decrease in lease receipts is due to the timing of receipt of revenues during the comparable periods. The decrease was partially offset by the increase of $4,421 due to eight cars being added to the Program during 1999.

2. Interest and other income decreased to $68,387 for the year ended December 31, 1999, from $70,504 for the comparable period in 1998. A decrease in interest income of $15,342 resulted from lower interest income earned due to lower average cash balances during 1999 compared to 1998. The decrease in interest and other income is partially offset by an increase in other income of $13,225.

Expenses paid:

1. Management fees increased to $293,408 for the year ended December 31, 1999, from $288,839 for the comparable period in 1998. The increase in management fees is due to more cars in the Program during 1999 as compared to 1998. IMI receives a monthly management fee on a per car basis at $38 per car. This increase is also due to an incentive management fee of $73,004 paid to IMI in 1999 compared to an incentive management fee of $71,213 paid to IMI in 1998.

2. Repairs and maintenance expense increased to $344,705 for the year ended December 31, 1999, from $320,437 for the comparable period in 1998. An increase of $48,920 in repairs and maintenance resulted from repairs required on certain railcars in the fleet during 1999, which were not needed during 1998. An increase of $886 in repairs and maintenance is due to the net addition of five cars to the Program during 1999. The increase in repairs and maintenance expense is partially offset by the decrease in repairs and maintenance expense of $25,538 due to the timing of payments of expenses during comparable period.

3. Insurance expense increased to $15,549 for the year ended December 31, 1999, from $11,183 for the comparable period in 1998. The increase is primarily due to the timing of payments for the annual premium for liability and physical damage insurance.

4. Storage, repositioning and other expenses increased to $23,726 for the year ended 1999, from $10,098 for the comparable period in 1998. The increase is primarily due to more cars transferred between lessess resulting in higher repositioning expenses during 1999 when compared to 1998.

Other changes in cash:

1. Prepaid mileage, reimbursable repairs and other expenses are composed primarily of receipts of mileage credits from railroads which are due to lessees, net of reimbursable repairs from lessees. Funds decreased by $37,375 during the year ended December 31, 1999, as compared to a decrease of $52,067 for the comparable period in 1998. The decrease between comparable periods is primarily due to the timing of net receipts and repayments of these funds by the Program.

2. During 1999, three cars were destroyed for which the Program received and paid to investors insurance proceeds of $97,502. During 1998, three cars were destroyed for which the Program received and paid to the investor insurance proceeds of $94,862.

3. During 1999, the Program received proceeds of $131,000 for six railcars that were transferred between investors in the Program. The Program paid $127,220 net of commission to investors that sold the cars. During 1998, the Program received $269,000 in proceeds for ten railcars that were transferred between investors in the Program. The Program paid $260,340 net of commission to the investors that sold the railcars.

4. Commission paid decreased to $3,780 for 1999, from $8,660 in 1998. The decrease was due to fewer cars being transferred in 1999, as compared to 1998.

As a result of the foregoing and other factors, the Program distributed $1,941,463 to investors in the year ended December 31, 1999 compared to $1,909,390 paid in 1998.

COMPARISON OF THE PROGRAM'S REVENUES COLLECTED, EXPENSES PAID AND OTHER CHANGES IN CASH FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

Revenues collected:

1. Lease receipts increased to $2,551,476 for the year ended December 31, 1998, from $2,396,321 for the comparable period in 1997. The increase of $122,880 is due to the timing of rental receipts between the comparable periods. An increase of $32,275 is due to higher average lease rates in 1998 when compared to 1997.

2. Interest and other income increased to $70,504 for the year ended December 31, 1998, from $48,250 for the comparable period in 1997. The increase is primarily due to a lower exchange rate loss in 1998 when compared to 1997. The exchange rate loss was $4,363 in 1998 compared to $18,716 in 1997. In addition, interest income increased of $7,901 as cash investments earned a higher interest rate in 1998 when compared to 1997.

Expenses paid:

1. Management fees increased to $288,839 for the year ended December 31, 1998, from $282,810 for the comparable period in 1997. This increase is due to an incentive management fee of $71,213 paid to IMI in 1998 compared to an incentive management fee of $67,172 paid to IMI in 1997. The management fees increase is also due to eleven cars were added in the Program during 1998.

2. Repairs and maintenance expense increased to $320,437 for the year ended December 31, 1998, from $282,612 for the comparable period in 1997. The increase is primarily due to the timing of payments for these expenses during the comparable periods.

3. Insurance expense decreased to $11,183 for the year ended December 31, 1998, from $14,068 for the comparable period in 1997. The decrease of $13,962 is due to the timing of payments for the annual premium for liability and physical damage insurance. The decrease is partially offset by a refund of a prior year's premium for business interruption insurance of $11,077 was received during 1997. No similar refund was received in 1998.

4. Property taxes increased to $18,382 for the year ended December 31, 1998, from a credit of $12,793 for the comparable period in 1997. The increase is primarily due to a $22,000 credit for overpaid taxes from prior years and $8,110 of litigation settlement proceeds, which were received, in the third quarter of 1997. No similar refund or settlement was received during 1998.

5. Storage, repositioning and other expenses decreased to $10,098 for the year ended 1998, from $17,420 for the comparable period in 1997. The decrease is primarily due to lower repositioning expenses during comparable periods.

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

3. During 1998, the Program received proceeds of $269,000 for ten railcars that were transferred between investors in the Program. The Program paid $260,340 net of commission to investors that sold the cars. During 1997, the Program received $243,500 in proceeds for nine railcars that were transferred between investors in the Program. The Program paid $238,080 net of commission to the investors that sold the railcars.

4. Commission paid increased to $8,660 for 1998, from $6,500 in 1997. The increase was due to more cars being transferred in 1998, as compared to 1997.

As a result of the foregoing and other factors, the Program distributed $1,909,390 to investors for the year ended December 31, 1998 compared to $1,864,121 paid in 1997.

Certain of the Program's railcars operate in Canada. Although these operations expose the Program to certain currency, political, credit, and economic risks, the Manager believes that these risks are minimal or has implemented strategies to control the risks. Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars, is conducted in United States
(US) dollars. Political risks are minimized by avoiding operations in countries that do not have a stable judicial system and established commercial business laws. Although these credit support mechanisms allow the Program to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the Manager strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Canadian lease receipts accounted for 14% of total lease receipts of the Program in 1990.

EFFECTS OF YEAR 2000

To date, PLM Investment Management, Inc. (IMI or Manager) has not experienced any material Year 2000 issues with either its internally developed software or purchased software. In addition, to date, IMI has not been impacted by any Year 2000 problems that may have impacted our customers and suppliers. The amount IMI has spent related to Year 2000 issues has not been material. IMI continues to monitor its systems for any potential Year 2000 issues.

INFLATION

Inflation did not significantly impact the Program's operations in 1999, 1998, or 1997.

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

OUTLOOK FOR THE FUTURE

The ability of the Program to realize acceptable lease rates on its railcars is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of these factors, or of their occurrence, makes it difficult for the Manager to clearly define trends or influences that may impact the performance of the Program's equipment. The Program intends to use excess cash after payment of operating expenses and maintenance of reasonable reserves to make cash distributions to the investors.

Factors that may effect the Program's operating performance in 2000 and beyond include the following:

(1)  Repricing Risk

Certain of the Program's railcars will be remarketed as existing leases expire, exposing the Program to repricing risk/opportunity. The Manager intends to re-lease railcars at prevailing market rates; however, the Manager cannot predict these future rates with any certainty at this time, and cannot accurately assess the effect of such activity on the future performance of the Program. Demand for covered hopper cars similar to those in the Program are expected to remain strong.

(2)  Impact of Government Regulations on Future Operations

The Manager believes the Program will have sufficient liquidity in the future.

(3) Distributions

The Program intends to rely on operating cash flow to meet its operating obligations and make cash distributions. The Manager will continue to evaluate the level of distributions the Program can sustain over extended periods of time, and may adjust the level of distributions accordingly. In the long term, the difficulty in predicting market conditions precludes the Manager from accurately determining the impact of changing market conditions on liquidity or distribution level.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Program's primary market risk exposure is that of currency devaluation risk. During 1999, 14% of the Program's total lease revenues came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Statements of Revenues Collected and Expenses Paid and Other Changes in Cash for the three years ended December 31, 1999, are included on the Index to Financial Statements as part of Item 14(a) of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                     (This space intentionally left blank.)

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF PLM INTERNATIONAL AND PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM International and of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:

Name                                     Age     Position
---------------------------------------- ------- ------------------------------------------------------------------

Robert N. Tidball                        61      Chairman of the Board, Director,  President,  and Chief Executive
                                                 Officer, PLM International, Inc.;
                                                 Director, PLM Financial Services, Inc.;
                                                 Vice   President,   PLM  Railcar   Management   Services,   Inc.;
                                                 President, PLM Worldwide Management Services Ltd.

Randall L.-W. Caudill                    52      Director, PLM International, Inc.

Douglas P. Goodrich                      53      Director  and Senior Vice  President,  PLM  International,  Inc.;
                                                 Director and President,  PLM Financial Services, Inc.; President,
                                                 PLM Transportation Equipment Corporation;  President, PLM Railcar
                                                 Management Services, Inc.

Warren G. Lichtenstein                   34      Director, PLM International, Inc.

Howard M. Lorber                         51      Director, PLM International, Inc.

Harold R. Somerset                       64      Director, PLM International, Inc.

Robert L. Witt                           59      Director, PLM International, Inc.

Robin L. Austin                          53      Vice President, Human Resources, PLM International,  Inc. and PLM
                                                 Financial Services, Inc.

Stephen M. Bess                          53      President,  PLM Investment  Management,  Inc.; Vice President and
                                                 Director, PLM Financial Services, Inc.

Richard K Brock                          37      Vice President and Chief Financial  Officer,  PLM  International,
                                                 Inc. and PLM Financial Services, Inc.

Susan C. Santo                           37      Vice   President,    Secretary,    and   General   Counsel,   PLM
                                                 International, Inc. and PLM Financial Services, Inc.


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

Richard K Brock was appointed Vice President and Chief Financial Officer of PLM International and PLM Financial Services, Inc. in January 2000, after having served as Acting CFO since June 1999. Mr. Brock served as Corporate Controller of PLM International and PLM Financial Services, Inc. beginning in June 1997, as Director of Planning and General Accounting beginning in February 1994, and as an accounting manager beginning in September 1991. Mr. Brock was a division controller of Learning Tree International, a technical education company, from February 1988 through July 1991.

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










                    (This space is intentionally left blank)

ITEM 11.      EXECUTIVE COMPENSATION

The Program has no directors, officers, or employees. The Program has no pension, profit-sharing, retirement, or similar benefit plan in effect as of December 31, 1999.


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

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      (a)           Transactions with Management and Others
                    During 1999, $293,408 in management fees were paid to the Manager by participants in the Program.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)      1.   Financial statements
                    The statements listed in the accompanying Index to Financial
                    Statements are filed as part of this Annual Report.

               2.   Financial Statement Schedules
                    None.

      (b)           Reports on Form 8-K
                    None.

      (c)           Exhibits

              10.1 Form of Management Agreement, incorporated by reference to the Program's Annual Report on Form 10-K dated December 31, 1989 filed with the Securities and Exchange Commission on April 2, 1990.

              10.2  Form of Amendment to Management Agreement.

              10.3  Form of Second Amendment to Management Agreement.

                24. Power of Attorney

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


                                          RMI COVERED HOPPER RAILCAR
                                          MANAGEMENT PROGRAM 79-1
Date:     March 17, 2000                  Registrant


                                          By:  PLM Investment Management, Inc.
                                               Manager


                                          By:  /s/ Stephen M. Bess
                                               Stephen M. Bess
                                               President


                                          By:  /s/ Richard K Brock
                                               Richard K Brock
                                               Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following directors of IMI on the dates indicated.

      Name                       Capacity                     Date


*
Stephen M. Bess                  Director                     March 17, 2000


*
Douglas P. Goodrich              Director                     March 17, 2000


*
Susan C. Santo                   Director                     March 17, 2000


* Susan C. Santo, by signing her name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.



                                           /s/ Susan C. Santo
                                           Susan C. Santo
                                           Attorney-in-Fact

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1

                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))


                                                                           Page

Independent Auditors' Report                                                15

Statements of revenues collected and expenses paid and
   other changes in cash for the years ended December 31,
   1999, 1998, and 1997                                                     16

Notes to the statements of revenues collected and expenses
   paid and other changes in cash                                        17-19


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

In our opinion, the accompanying financial statements present fairly, in all material respects, the revenues collected and expenses paid and other changes in cash of RMI Covered Hopper Railcar Management Program 79-1 for each of the years in the three-year period ended December 31, 1999, on the cash basis of accounting described in Note 1.



San Francisco, California
March 17, 2000

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
               STATEMENTS OF REVENUES COLLECTED AND EXPENSES PAID
                            AND OTHER CHANGES IN CASH
                        FOR THE YEARS ENDED DECEMBER 31,



                                                                    1999               1998               1997
                                                              -------------------------------------------------------
Revenues collected:
  Lease receipts                                               $   2,245,736      $    2,551,476      $   2,396,321
  Interest and other income                                           68,387              70,504             48,250
                                                               -------------------------------------------------------

    Total revenues collected                                       2,314,123           2,621,980          2,444,571

Expenses paid (reimbursed):
  Management fees                                                    293,408             288,839            282,810
  Repairs and maintenance                                            344,705             320,437            282,612
  Insurance                                                           15,549              11,183             14,068
  Property taxes                                                      13,858              18,382           (12,793)
  Accounting and legal fees                                            6,418               7,217             14,787
  Storage, repositioning, and other                                   23,726              10,098             17,420
                                                               -------------------------------------------------------

    Total expenses paid                                              697,664             656,156            598,904
                                                               -------------------------------------------------------

Excess of revenues collected over
  expenses paid                                                    1,616,459           1,965,824          1,845,667
                                                               -----------------------------------------------------

Other increases (decreases) in cash:

  Prepaid mileage, reimbursable repairs,
    and other expenses                                               (37,375)            (52,067)           (10,818)
  Receipt of proceeds from sold or destroyed cars                     97,502              94,862             31,713
  Receipt of proceeds for transfer of car ownership                  131,000             269,000            243,500
  Payments to investors for sold or destroyed cars                   (97,502)            (94,862)           (31,713)
  Payments to investors for transfer of car ownership               (127,220)           (260,340)          (238,080)
  Distributions to investors                                      (1,941,463)         (1,909,390)        (1,864,121)
  Commission paid                                                     (3,780)             (8,660)            (6,500)
                                                               -------------------------------------------------------

Net other decreases in cash                                       (1,978,838)         (1,961,457)        (1,876,019)
                                                               -------------------------------------------------------

Net (decrease) increase in cash                                     (362,379)              4,367            (30,352)

Cash at beginning of year                                          1,318,995           1,314,628          1,344,980
                                                               -------------------------------------------------------

Cash at end of year                                            $     956,616           1,318,995      $   1,314,628
                                                               =======================================================













               See accompanying notes to the financial statements.

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
         NOTES TO THE STATEMENTS OF REVENUES COLLECTED AND EXPENSES PAID
                            AND OTHER CHANGES IN CASH
                                DECEMBER 31, 1999

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

      As of December 31, 1999, monthly management fees of $38 per car are charged directly to the individual investors with respect to cars being managed pursuant to five-year extensions made to the original management agreements which had an original term of ten years. In addition, IMI earns an incentive management fee equal to 15% of Net Earnings (as defined in the original Management Agreement) over earnings of $750 per car per quarter.

      At December 31, 1999,  1998,  and 1997,  490 cars, 485 cars, and 477 cars, respectively which were owned by the investors, were being managed by IMI under the Program. As of December 31, 1999, all of the 490 cars owned by investors were covered by lease arrangements. During 1999, eight cars were added to the Program, three cars were destroyed, and six cars were transferred between investors within the Program and IMI received a commission fee of $3,780 to handle the transfers.

3.    REVENUES AND EXPENSES

      Operating revenues and expenses of the Program are pooled and allocated to participants based on available car-days as defined in the Management Agreement. Revenues are earned by placing the railcars under leases, and are generally billed monthly. As of December 31, 1999, all 490 cars were leased on a fixed rate basis.

      The weighted-average monthly rental rate per car in 1999 was $374. The weighted-average monthly rental rate per car in 1998 was $436. The weighted-average available car per day was 485.32, 480.83, and 473.94 for 1999, 1998, and 1997, respectively.

      The lessees accounting for 10% or more of total revenues collected during 1999, 1998, and 1997 were Louis Dreyfus Corp. (13% in 1999, 13% in 1998, and 15% in 1997), Canadian Pacific Railroad (13% in 1999, 13% in 1998, and 16% in 1997), San Luis Central Railroad Co. (17% in 1999, 16% in 1998, and 16% in 1997), Union Pacific Railroad (12% in 1999, 19% in 1998, and 20% in
      1997), KBSR Railroad (10% in 1998 and 1997), and General Chemical Co. (14% in 1999, 13% in 1998, and 10% in 1997).

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
         NOTES TO THE STATEMENT OF REVENUES COLLECTED AND EXPENSES PAID
                            AND OTHER CHANGES IN CASH
                                DECEMBER 31, 1999

4.    EQUALIZATION RESERVE

      Under the terms of the Management Agreement, IMI may, at its discretion, cause the Program to retain a certain amount of cash (the working capital reserve) to cover future disbursements and to provide for a balanced distribution of funds to the investors each quarter. IMI has determined the working capital reserve at December 31, 1999, 1998, and 1997 to be $603,179, $836,155, and $781,906, respectively.

5.    GEOGRAPHIC INFORMATION

      Certain of the Program's railcars operate in Canada.

      A limited number of transactions are denominated in foreign currency. Increases and decreases resulting from foreign currency transactions are included in the Statements of Revenues Collected and Expenses Paid and Other Changes in Cash and are not material. Canadian lease receipts accounted for 14% of total lease receipts of the Program in 1999.



















                    (This space is intentionally left blank)

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1

                                INDEX OF EXHIBITS

Exhibit                                                            Page

10.1  Form of Management  Agreement,  incorporated by
      reference to the Program's Annual  Report  on
      Form  10-K  dated  December  31,  1989  filed  with
      the Securities and Exchange Commission on April 2, 1990.       *

10.2  Form of Amendment to Management Agreement

10.3  Form of Second Amendment to Management Agreement

24.   Power of Attorney                                              20





















-----------------------------
*     Incorporated by reference.  See page 12 of this report.