Form 10-Q
period 2000-03-31
RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
filed 2000-05-08
CIK 311250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-Q



 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL QUARTER ENDED MARCH 31, 2000.

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
                            AND OTHER CHANGES IN CASH


                                                                                               For the Three Months
                                                                                                  Ended March 31,
                                                                                              2000             1999


                                                                                          ---------------------------------

           Revenues collected:
             Lease receipts                                                               $     421,343    $     537,324
             Interest and other income                                                           11,738           22,730
                                                                                          ---------------------------------
                 Total revenues collected                                                       433,081          560,054

           Expenses paid:
             Management fees                                                                     59,295           74,078
             Repairs and maintenance                                                            159,743           73,835
             Property taxes                                                                       1,364            1,364
             Accounting and legal fees                                                            6,171            1,988
             Storage, repositioning and other                                                     6,818            2,157
                                                                                          -------------------------------
                 Total expenses paid                                                            233,391          153,422
                                                                                          ---------------------------------

           Excess of revenues collected
             over expenses paid                                                                 199,690          406,632
                                                                                          ---------------------------------

           Other increases (decreases) in cash:

             Prepaid mileage, reimbursable repairs
               and other expenses                                                                30,814           32,089
             Receipt of proceeds from sold or destroyed cars                                         --           29,763
             Receipt of proceeds for transfer of car ownership                                       --           26,000
             Payments to investors for transfer of car ownership                                     --          (24,960)
             Distributions to investors                                                        (388,911)        (485,325)
                                                                                          ---------------------------------
           Net other decreases in cash                                                         (358,097)        (422,433)
                                                                                          ---------------------------------

           Net decrease in cash                                                                (158,407)         (15,801)

           Cash at beginning of period                                                          956,616        1,318,995
                                                                                          ---------------------------------

           Cash at end of period                                                          $     798,209    $   1,303,194
                                                                                          =================================
















                 See accompanying notes to financial statements.

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
         NOTES TO THE STATEMENTS OF REVENUES COLLECTED AND EXPENSES PAID
                            AND OTHER CHANGES IN CASH
                                 MARCH 31, 2000



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

2.   OPERATIONS

As of March 31, 2000, 490 cars, which are owned by the investors, were being managed by IMI under the Program. All of the cars except six cars were covered by lease agreements as of March 31, 2000. As of March 31, 1999, 485 cars, which are owned by the investors, were being managed by IMI under the Program. All of the cars were covered by lease agreements as of March 31, 1999. During the three months ending March 31, 2000, no cars were added to the Program and no cars were sold or destroyed. During the three months ending March 31, 1999, one car was added to the Program and one car was destroyed.

3.   EQUALIZATION RESERVE

Under the terms of the management agreement, IMI may, at its discretion, cause the Program to retain a certain amount of cash (the working capital reserve) to cover future disbursements and provide for a balanced distribution of funds to the investors each quarter. IMI has determined the working capital reserve at March 31, 2000, to be $403,490 ($603,179 at December 31, 1999).









                      (this space intentionally left blank)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I) RESULTS OF OPERATIONS

Comparison of RMI Covered Hopper Railcar Management Program 79-1 (the Program) Revenues Collected, Expenses Paid and Other Changes in Cash for the Three Months Ended March 31, 2000 and 1999

REVENUES COLLECTED:

(1) Lease receipts decreased to $421,343 in the first quarter of 2000, from $537,324 in the first quarter of 1999. A decrease in lease receipts of $161,024 was due to lower average lease rates for majority of railcars during the comparable periods. These decrease in lease receipts were partially offset by an increase in lease receipts of $41,473 due to the timing of receipt of revenue, and a $3,570 increase in lease receipts due to seven cars added in the Program during the last three quarters of 1999.

(2) Interest and other income decreased to $11,738 in the first quarter of 2000, from $22,730 in the first quarter of 1999. The decrease in interest and other income was due to the exchange rate fluctuation, $122 exchange rate loss in the first quarter of 2000 as compared to $5,848 exchange rate gain in the first quarter of 1999, a net decrease of $5,970. The decrease in interest and other income was also due to decrease in interest income of $5,022 during the first quarter of 2000 when compared to the same period of 1999 resulting from lower interest income earned on lower average cash balances.

EXPENSES PAID:

(1) Management fees decreased to $59,295 in the first quarter of 2000, from $74,078 in the first quarter of 1999. The decrease was primarily due to lower incentive fees paid to PLM Investment Management, Inc. (IMI) in the first quarter of 2000 compared to same quarter of 1999. In the first quarter of 2000, $3,435 in incentive fees were paid to IMI, compared to $18,788 in the first quarter of 1999.

(2) Repairs and maintenance expense increased to $159,743 in the first quarter of 2000, from $73,835 in the first quarter of 1999. An increase in repairs and maintenance expense of $43,363 was due to the timing of payments of expenses during comparable period. An increase of $42,545 in repairs and maintenance resulted from major repairs required on certain railcars in the fleet during the first quarter of 2000, which were not needed during the same period of 1999.

(3) Accounting and legal fees increased to $6,171 in the first quarter of 2000, from $1,988 in the first quarter of 1999. An increase in accounting and legal fees of $2,379 was due to the timing of payments for these expenses during the comparable periods. An increase in accounting and legal fees of $1,804 was due to the increase in cost of these professional services.

(4) Storage, repositioning and other expenses increased to $6,818 in the first quarter of 2000, from $2,157 for the comparable period in 1999. The increase was primarily due to higher repositioning expenses during 2000 when compared to 1999.

OTHER CHANGES IN CASH:

(1) Reimbursable prepaid mileage, repairs and other expenses are composed primarily of receipts of mileage credits from railroads which are due to lessees, net of reimbursable repairs due from lessees. Net receipts were $30,814 in the first quarter of 2000, as compared to net receipts of $32,089 in the first quarter of 1999. The difference between comparable periods was due primarily to the timing of receipts and repayments of these funds by the Program.

(2) During the first quarter of 2000, no cars were destroyed or sold. During the first quarter of 1999, one car was destroyed for which the Program received insurance proceeds of $29,763. These insurance proceeds were paid to the investor of the destroyed car in April of 1999.

(3) During the first quarter of 2000, no railcars were transferred between investors in the Program. During the first quarter of 1999, the Program received proceeds of $26,000 for a railcar that was transferred from one investor to another investor in the Program. The Program paid $24,960 net of commission of $1,040 to the investor that sold the car.

(4) No commission was paid for the three months ended March 31, 2000 or 1999. Commission of $1,040 was paid to the Manager during the second quarter of 1999 for the one car that was transferred between investors during the first quarter of 1999.

The Program distributed $388,911 to investors in the three months ended March 31, 2000 compared to $485,325 in the three months ended March 31, 1999.

The Program's performance in the three months ended March 31, 2000 is not necessarily indicative of future periods.

(II)     EFFECTS OF YEAR 2000

To date, the Program has not experienced any material Year 2000 (Y2K) issues with either its internally developed software or purchased software. In addition, to date the Program has not been impacted by any Y2K problems that may have impacted our customers and suppliers. The amount allocated to the Program by PLM Investment Management, Inc. (the Manager) related to Y2K issues has not been material. The Manager continues to monitor its systems for any potential Y2K issues.

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



                           RMI COVERED HOPPER RAILCAR
                             MANAGEMENT PROGRAM 79-1


                           By: PLM Investment Management, Inc.
                               Manager


                           By: /s/ Stephen M. Bess
                               Stephen M. Bess
                               President



Date:  May 5, 2000         By: /s/ Richard K Brock
                              Richard K Brock
                              Vice President and
                              Chief Financial Officer