Form 10-Q
period 2000-06-30
RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
filed 2000-08-04
CIK 311250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ___________________
                                    FORM 10-Q



     [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended June 30, 2000.

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

                         Commission file number 2-64413
                             _______________________


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


        Registrant's telephone number, including area code (415) 974-1399
                             _______________________


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
                            AND OTHER CHANGES IN CASH


                                                                         For the Three Months                For the Six Months
                                                                            Ended June 30,                     Ended June 30,
                                                                        2000              1999             2000             1999
                                                                   -----------------------------------------------------------------


           Revenues collected:
             Lease receipts                                       $     435,280       $   632,130    $     856,623    $   1,169,454
             Interest and other income                                   10,939            16,544           22,677           39,274
                                                                  ------------------------------------------------------------------
                 Total revenues collected                               446,219           648,674          879,300        1,208,728
                                                                  ------------------------------------------------------------------

           Expenses paid:
             Management fees                                             55,860            73,076          115,155          147,154
             Repairs and maintenance                                     99,717            59,131          259,460          132,966
             Property taxes                                               2,249             3,916            3,613            5,280
             Accounting and legal fees                                      772             2,911            6,943            4,899
             Storage, repositioning and other                             8,109             3,826           14,927            5,983
                                                                  ------------------------------------------------------------------

                 Total expenses paid                                    166,707           142,860          400,098          296,282
                                                                  ------------------------------------------------------------------

           Excess of revenues collected
             over expenses paid                                         279,512           505,814          479,202          912,446
                                                                  ------------------------------------------------------------------

           Other increases (decreases) in cash:

             Prepaid mileage, reimbursable repairs
               and other expenses                                          (445)           13,380           30,369           45,469
             Receipt of proceeds from sold or destroyed cars              1,994            33,066            1,994           62,829
             Receipt of proceeds for transfer of car ownership               --            73,000               --           99,000
             Payments to investors for sold or destroyed cars                --           (62,829)              --          (62,829)
             Payments to investors for transfer of car
               ownership                                                     --           (71,540)              --          (96,500)
             Commission paid for sale or transfer of car
               ownership                                                     --            (2,500)              --           (2,500)
             Distributions to investors                                (392,000)         (485,659)        (780,911)        (970,984)
                                                                  ------------------------------------------------------------------

           Net other decreases in cash                                 (390,451)         (503,082)        (748,548)        (925,515)
                                                                  ------------------------------------------------------------------

           Net (decrease) increase in cash                             (110,939)           2,732          (269,346)         (13,069)

           Cash at beginning of period                                  798,209         1,303,194          956,616        1,318,995
                                                                  ------------------------------------------------------------------

           Cash at end of period                                  $     687,270       $ 1,305,926    $     687,270    $   1,305,926
                                                                  ==================================================================





                 See accompanying notes to financial statements.





               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
         NOTES TO THE STATEMENTS OF REVENUES COLLECTED AND EXPENSES PAID
                            AND OTHER CHANGES IN CASH
                                  June 30, 2000



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

2.   OPERATIONS

As of June 30, 2000, 490 cars, which are owned by the investors, were being managed by IMI under the Program. All of the cars were covered by lease agreements as of June 30, 2000. As of June 30, 1999, 485 cars, which are owned by the investors, were being managed by IMI under the Program. All of the cars were covered by lease agreements as of June 30, 1999. During the six months ending June 30, 2000, no cars were added to the Program and no cars were sold or destroyed. During the six months ending June 30, 1999, two cars were added to the Program and two cars were destroyed.

3.   EQUALIZATION RESERVE

Under the terms of the management agreement, IMI may, at its discretion, cause the Program to retain a certain amount of cash (the working capital reserve) to cover future disbursements and provide for a balanced distribution of funds to the investors each quarter. IMI has determined the working capital reserve at June 30, 2000, to be $354,546 ($603,179 at December 31, 1999).









                      (this space intentionally left blank)



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I) RESULTS OF OPERATIONS

Comparison of RMI Covered Hopper Railcar Management Program 79-1 (the Program) Revenues Collected, Expenses Paid and Other Changes in Cash for the Three Months Ended June 30, 2000 and 1999

REVENUES COLLECTED:

(1) Lease receipts decreased to $435,280 in the second quarter of 2000, from $632,130 in the second quarter of 1999. A decrease in lease receipts of $186,156 was due to lower average lease rates for the majority of railcars during the comparable periods and a decrease in lease receipts of $13,904 was due to the timing of receipt of revenue. The decrease in lease receipts was partially offset by a $3,210 increase in lease receipts due to the net addition of five cars to the Program during the last two quarters of 1999.

(2) Interest and other income decreased to $10,939 in the second quarter of 2000, from $16,544 in the second quarter of 1999. The decrease was primarily due to a decrease in interest income earned as a result of lower average cash balances during the second quarter of 2000 when compared to the same period of 1999.

EXPENSES PAID:

(1) Management fees decreased to $55,860 in the second quarter of 2000, from $73,076 in the second quarter of 1999. The decrease was primarily due to lower incentive fees paid to PLM Investment Management, Inc. (IMI) resulting from reduced cash flows in the second quarter of 2000 compared to same quarter of 1999. In the second quarter of 2000, $3,675 of incentive fees were paid to IMI, compared to $17,840 in the second quarter of 1999.

(2) Repairs and maintenance payments increased to $99,717 in the second quarter of 2000, from $59,131 in the second quarter of 1999. An increase of $54,302 in repairs and maintenance resulted from major repairs required on certain railcars in the fleet during the second quarter of 2000, which were not needed during the same period of 1999. The increase was partially offset by a decrease in repairs and maintenance payments of $13,716 due to the timing of payments during the comparable periods.

(3) Property taxes decreased to $2,249 in the second quarter of 2000, from $3,916 in the second quarter of 1999. The decrease is primarily due to the timing of payments for these expenses during the comparable periods, and the timing of receiving of invoices from various states, as the tax rates remained relatively constant.

(4) Accounting and legal fees decreased to $772 in the second quarter of 2000, from $2,911 in the second quarter of 1999. The decrease was primarily due to the timing of payments of these expenses during the comparable periods.

(5) Storage, repositioning and other expenses increased to $8,109 in the second quarter of 2000, from $3,826 for the comparable periods in 1999. The increase was primarily due to higher repositioning expenses resulting from more cars being transferred to new lessees during 2000 when compared to 1999.

OTHER CHANGES IN CASH:

(1) Prepaid mileage, reimbursable repairs and other expenses are composed primarily of receipts of mileage credits from railroads which are due to lessees, net of reimbursable repairs due from lessees. Net payments were $445 in the second quarter of 2000, as compared to net receipts of $13,380 in the second quarter of 1999. The difference between the comparable periods was due primarily to the timing of receipts and repayments of these funds by the Program.


2) During the second quarter of 2000, no cars were destroyed or sold. During the second quarter of 2000, proceeds of $1,994 were received for a car that was destroyed in 1999; these proceeds will be paid to an investor during the third quarter of 2000. During the second quarter of 1999, one car was destroyed for which the Program received and paid to the investor insurance proceeds of $33,066. In addition, $29,763 of insurance proceeds were paid to the investor for the car that was destroyed during the first quarter of 1999.

(3) During the second quarter of 2000, no railcars were transferred between investors in the Program. During the second quarter of 1999, the Program received proceeds of $73,000 for three railcars that were transferred between investors in the Program. The Program paid $71,540 to the investors that sold the cars.

(4) No commissions were paid for the three months ended June 30, 2000. Commissions of $1,460 were paid to the Manager during the second quarter of 1999 for cars that were transferred between investors during the second quarter of 1999. In addition, commission of $1,040 was paid to the Manager during the second quarter of 1999 for the one car that was transferred between investors during the first quarter of 1999.

The Program distributed $392,000 to investors in the three months ended June 30, 2000 compared to $485,659 in the three months ended June 30, 1999.

The Program's performance in the three months ended June 30, 2000 is not necessarily indicative of future periods.

COMPARISON OF RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1 (THE PROGRAM) REVENUES COLLECTED, EXPENSES PAID AND OTHER CHANGES IN CASH FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

REVENUES COLLECTED:

(1) Lease receipts decreased to $856,623 for the six months ended June 30, 2000, from $1,169,454 for the comparable period in 1999. A decrease in lease receipts of $346,820 was due to lower average lease rates for the majority of railcars during the comparable periods. The decrease in lease receipts was partially offset by an increase in lease receipts of $27,569 due to the timing of lease receipts, and a $6,420 increase in lease receipts due to the net addition of five cars to the Program during the last two quarters of 1999.

(2) Interest and other income decreased to $22,677 for the six months ended June 30, 2000, from $39,274 for the comparable period of 1999. The decrease was primarily due to a decrease in interest income earned as a result of lower average cash balances during the six months ended June 30, 2000 when compared to the same period of 1999.

EXPENSES PAID:

(1) Management fees decreased to $115,155 for the six months ended June 30, 2000, from $147,154 in the six months ended June 30, 1999. The decrease was primarily due to lower incentive fees paid to IMI resulting from reduced cash flows for the six months ended June 30, 2000 compared to same period of 1999. In the six months ended June 30, 2000, $7,110 in incentive fees were paid to IMI, compared to $36,628 in the six months ended June 30, 1999.

(2) Repairs and maintenance payments increased to $259,460 for the six months ended June 30, 2000, from $132,966 in the six months ended June 30, 1999. An increase of $96,847 in repairs and maintenance resulted from major repairs required on certain railcars in the fleet during the six months ended June 30, 2000, which were not needed during the same period of 1999. An increase in repairs and maintenance payments of $29,647 was due to the timing of payments during the comparable periods.

(3) Property taxes decreased to $3,613 for the six months ended June 30, 2000, from $5,280 for the comparable period in 1999. The decrease is primarily due to the timing of payments for these expenses during the comparable periods, and the timing of receiving of invoices from various states, as the tax rates remained relatively constant.

(4) Accounting and legal fees increased to $6,943 for the six months ended June 30, 2000, from $4,899 for the six months ended June 30, 1999. The increase was primarily due to higher professional service costs in the six months ended June 30, 2000 when compared to the same period of 1999.

(5) Storage, repositioning and other expenses increased to $14,927 for the six months ended June 30, 2000, from $5,983 for the comparable period in 1999. The increase was primarily due to higher repositioning expenses resulting from more cars being transferred to new lessees during 2000 when compared to 1999.

OTHER CHANGES IN CASH:

(1) Prepaid mileage, reimbursable repairs and other expenses are composed primarily of receipts of mileage credits from railroads which are due to lessees, net of reimbursable repairs due from lessees. Net receipts were $30,369 for the six months ended June 30, 2000, as compared to net receipts of $45,469 for the six months ended June 30, 1999. The difference between the comparable periods was due primarily to the timing of receipts and repayments of these funds by the Program.

(2) During the six months ended June 30, 2000, no cars were destroyed or sold. During the six months ended June 30, 2000, proceeds of $1,994 were received for a car that was destroyed in 1999; these proceeds will be paid to an investor during the third quarter of 2000. During the six months ended June 30, 1999, two cars were destroyed for which the Program received and paid to investors insurance proceeds of $62,829.

(3) During the six months ended June 30, 2000, no railcars were transferred between investors in the Program. During the six months ended June 30, 1999, the Program received proceeds of $99,000 for four railcars that were transferred between investors in the Program. The Program paid $96,500 to investors that sold the cars.

(4) No commissions were paid for the six months ended June 30, 2000. Commissions of $2,500 were paid to the Manager during the six months ended June 30, 1999 for cars that were transferred between investors during the first six months of 1999.

The Program distributed $780,911 to investors in the six months ended June 30, 2000 compared to $970,984 in the six months ended June 30, 1999.

The Program's performance in the six months ended June 30, 2000 is not necessarily indicative of future periods.

(II) LIQUIDITY AND CAPITAL RESOURCES

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

(IV) OUTLOOK FOR THE FUTURE

Demand for covered hopper cars softened in 1999 and is continuing in 2000. This has put downward pressure on lease rates.






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



Date:  August 4, 2000                     By: /s/ Richard K Brock

                                                Richard K Brock
                                                Vice President and
                                                Chief Financial Officer