Form 10-Q
period 2000-09-30
RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
filed 2000-11-07
CIK 311250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               __________________
                                    FORM 10-Q



     [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended September 30, 2000.

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

                         Commission file number 2-64413
                                               _____________________

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


        Registrant's telephone number, including area code (415) 974-1399
                                               _____________________

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
                            AND OTHER CHANGES IN CASH


                                                                  For the Three Months               For the Nine Months
                                                                   Ended September 30,               Ended September 30,
                                                                 2000              1999             2000             1999
                                                            --------------------------------------------------------------------


   Revenues collected:
     Lease receipts                                         $     375,266       $   612,001    $   1,231,889    $   1,781,455
     Interest and other income                                      9,238            13,316           31,915           52,590
                                                            --------------------------------------------------------------------
         Total revenues collected                                 384,504           625,317        1,263,804        1,834,045
                                                            --------------------------------------------------------------------

   Expenses paid:
     Management fees                                               59,459            72,776          174,614          219,930
     Repairs and maintenance                                       66,227           111,089          325,687          244,055
     Property taxes                                                 1,345             2,264            4,958            7,544
     Accounting and legal fees                                        706               733            7,649            5,632
     Storage, repositioning and other                               7,260             4,139           22,187           10,122
                                                            --------------------------------------------------------------------
         Total expenses paid                                      134,997           191,001          535,095          487,283
                                                            --------------------------------------------------------------------

   Excess of revenues collected
     over expenses paid                                           249,507           434,316          728,709        1,346,762
                                                            --------------------------------------------------------------------

   Other increases (decreases) in cash:

     Prepaid mileage, reimbursable repairs
       and other expenses                                         (50,478)         (103,256)         (20,109)         (57,787)
     Receipt of proceeds from destroyed cars                       54,748            34,673           56,742           97,502
     Receipt of proceeds for transfer of car ownership                 --                --               --           99,000
     Payments to investors for destroyed cars                     (56,742)          (35,136)         (56,742)         (97,965)
     Payments to investors for transfer of car
       ownership                                                       --                --               --          (96,500)
     Commission paid for sale or transfer of car
       ownership                                                       --                --               --           (2,500)
     Distributions to investors                                  (293,998)         (485,185)      (1,074,909)      (1,456,169)
                                                            --------------------------------------------------------------------
   Net other decreases in cash                                   (346,470)         (588,904)      (1,095,018)      (1,514,419)
                                                            --------------------------------------------------------------------

   Net decrease in cash                                           (96,963)         (154,588)        (366,309)       (167,657)

   Cash at beginning of period                                    687,270         1,305,926          956,616        1,318,995
                                                            --------------------------------------------------------------------

   Cash at end of period                                    $     590,307       $ 1,151,338    $     590,307    $   1,151,338
                                                            ====================================================================



                 See accompanying notes to financial statements.

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
         NOTES TO THE STATEMENTS OF REVENUES COLLECTED AND EXPENSES PAID
                            AND OTHER CHANGES IN CASH
                               September 30, 2000



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

2.   OPERATIONS

As of September 30, 2000, 488 cars, which are owned by the investors, were being managed by IMI under the Program. All of the cars were covered by lease agreements as of September 30, 2000. As of September 30, 1999, 485 cars, which are owned by the investors, were being managed by IMI under the Program. All of the cars were covered by lease agreements as of September 30, 1999. During the nine months ending September 30, 2000, no cars were added to the Program and two cars were destroyed. During the nine months ending September 30, 1999, three cars were added to the Program and three cars were destroyed.

3.   EQUALIZATION RESERVE

Under the terms of the management agreement, IMI may, at its discretion, cause the Program to retain a certain amount of cash (the working capital reserve) to cover future disbursements and provide for a balanced distribution of funds to the investors each quarter. IMI has determined the working capital reserve at September 30, 2000, to be $359,352 ($603,179 at December 31, 1999).









                      (this space intentionally left blank)


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I) RESULTS OF OPERATIONS

COMPARISON OF RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1 (THE PROGRAM) REVENUES COLLECTED, EXPENSES PAID AND OTHER CHANGES IN CASH FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUES COLLECTED:

(1) Lease receipts decreased to $375,266 in the third quarter of 2000, from $612,001 in the third quarter of 1999. A decrease in lease receipts of $152,320 was due to lower average lease rates for railcars during the comparable periods and a decrease in lease receipts of $84,415 was due to the timing of receipt of revenue.

(2) Interest and other income decreased to $9,238 in the third quarter of 2000, from $13,316 in the third quarter of 1999. The decrease was primarily due to a decrease in interest income earned as a result of lower average cash balances during the third quarter of 2000 when compared to the same period of 1999.

EXPENSES PAID:

(1) Management fees decreased to $59,459 in the third quarter of 2000, from $72,776 in the third quarter of 1999. The decrease was primarily due to no incentive fees paid to PLM Investment Management, Inc. (IMI) during the third quarter of 2000, compared to $18,188 incentive fees being paid to IMI in the third quarter of 1999. The decrease in management fees resulted from reduced cash flows to the Program.

(2) Repairs and maintenance payments decreased to $66,227 in the third quarter of 2000, from $111,089 in the third quarter of 1999. A decrease of $66,294 in repairs and maintenance resulted from major repairs required on certain railcars in the fleet during the third quarter of 1999, which were not needed during the same period of 2000. This decrease was partially offset by an increase in repairs and maintenance payments of $21,432 due to the timing of payments during the comparable periods.

(3) Property taxes decreased to $1,345 in the third quarter of 2000, from $2,264 in the third quarter of 1999. The decrease is primarily due to the timing of payments for these expenses during the comparable periods, as the tax rates and number of cars owned by the Program remained relatively constant.

(4) Accounting and legal fees decreased to $706 in the third quarter of 2000, from $733 in the third quarter of 1999. The decrease was primarily due to the timing of payments of these expenses during the comparable periods.

(5) Storage, repositioning and other expenses increased to $7,260 in the third quarter of 2000, from $4,139 in the third quarter of 1999. The increase was primarily due to increased cost of data processing.

OTHER CHANGES IN CASH:

(1) Prepaid mileage, reimbursable repairs and other expenses are composed primarily of receipts of mileage credits from railroads which are due to lessees, net of reimbursable repairs due from lessees. Net payments were $50,478 in the third quarter of 2000, as compared to $103,256 in the third quarter of 1999. The difference between the comparable periods was due primarily to the timing of receipts and repayments of these funds by the Program.

(2) During the third quarter of 2000, two cars were destroyed for which the Program received and paid to investors insurance proceeds of $54,748. In addition, during the third quarter of 2000, proceeds of $1,994 were paid to the investor for a car that was destroyed in 1999; these proceeds were received during the second quarter of 2000. During the third quarter of 1999, one car was destroyed for which the Program received $34,673 and paid to the investor insurance proceeds of $35,136.

The Program distributed $293,998 to investors in the three months ended September 30, 2000 compared to $485,185 in the three months ended September 30, 1999.

The Program's performance in the three months ended September 30, 2000 is not necessarily indicative of future periods.

COMPARISON OF RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1 (THE PROGRAM) REVENUES COLLECTED, EXPENSES PAID AND OTHER CHANGES IN CASH FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUES COLLECTED:

(1) Lease receipts decreased to $1,231,889 for the nine months ended September 30, 2000, from $1,781,455 for the comparable period in 1999. A decrease in lease receipts of $492,720 was due to lower average lease rates for railcars during the comparable periods. A decrease in lease receipts of $56,846 was due to the timing of lease receipts.

(2) Interest and other income decreased to $31,915 for the nine months ended September 30, 2000, from $52,590 for the comparable period of 1999. The decrease was primarily due to a decrease in interest income earned as a result of lower average cash balances during the nine months ended September 30, 2000 when compared to the same period of 1999.

EXPENSES PAID:

(1) Management fees decreased to $174,614 for the nine months ended September 30, 2000, from $219,930 in the nine months ended September 30, 1999. The decrease was primarily due to lower incentive fees paid to IMI resulting from reduced cash flows to the Program for the nine months ended September 30, 2000 compared to same period of 1999. In the nine months ended September 30, 2000, $7,110 in incentive fees were paid to IMI, compared to $54,816 in the nine months ended September 30, 1999.

(2) Repairs and maintenance payments increased to $325,687 for the nine months ended September 30, 2000, from $244,055 in the nine months ended September 30, 1999. An increase in repairs and maintenance payments of $51,079 was due to the timing of payments during the comparable periods. An increase of $30,553 in repairs and maintenance resulted from major repairs required on certain railcars in the fleet during the nine months ended September 30, 2000, which were not needed during the same period of 1999.

(3) Property taxes decreased to $4,958 for the nine months ended September 30, 2000, from $7,544 for the comparable period in 1999. The decrease is primarily due to the timing of payments for these expenses during the comparable periods, as the tax rates and number of cars owned by the Program remained relatively constant.

(4) Accounting and legal fees increased to $7,649 for the nine months ended September 30, 2000, from $5,632 for the nine months ended September 30, 1999. The increase was primarily due to higher professional service costs in the nine months ended September 30, 2000 when compared to the same period of 1999.

(5) Storage, repositioning and other expenses increased to $22,187 for the nine months ended September 30, 2000, from $10,122 for the comparable period in 1999. An increase of $4,664 was due to higher repositioning expenses resulting from more cars being transferred to new lessees during 2000 when compared to 1999. An increase of $4,366 was due to increased cost of data processing and a $3,035 increase was due to higher bank service charge.


OTHER CHANGES IN CASH:

(1) Prepaid mileage, reimbursable repairs and other expenses are composed primarily of receipts of mileage credits from railroads which are due to lessees, net of reimbursable repairs due from lessees. Net payments were $20,109 for the nine months ended September 30, 2000, compared to $57,787 for the nine months ended September 30, 1999. The difference between the comparable periods was due primarily to the timing of receipts and repayments of these funds by the Program.

(2) During the nine months ended September 30, 2000, two cars were destroyed for which the Program received and paid to the investors insurance proceeds of $54,748. In addition, during the nine months ended September 30, 2000, proceeds of $1,994 were received and paid to an investor for a car that was destroyed in 1999. During the nine months ended September 30, 1999, three cars were destroyed for which the Program received $97,502 and paid to investors insurance proceeds of $97,965.

(3) During the nine months ended September 30, 2000, no railcars were transferred between investors in the Program. During the nine months ended September 30, 1999, the Program received proceeds of $99,000 for four railcars that were transferred between investors in the Program. The Program paid $96,500 to investors that sold the cars.

(4) No commissions were paid for the nine months ended September 30, 2000. Commissions of $2,500 were paid to the Manager during the nine months ended September 30, 1999 for cars that were transferred between investors during the first nine months of 1999.

The Program distributed $1,074,909 to investors in the nine months ended September 30, 2000 compared to $1,456,169 in the nine months ended September 30, 1999.

The Program's performance in the nine months ended September 30, 2000 is not necessarily indicative of future periods.

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

(IV) OUTLOOK FOR THE FUTURE

The cars in the Program are lower capacity than those built in the last six to seven years. Better equipment utilization by the railroads, combined with little or no growth in the number of grain car loadings in recent years, has led to an imbalance in the supply/demand equation. Consequently, many of the lower capacity cars are now in storage. The Program has avoided placing cars into storage; however, the rental rates on the cars have decreased significantly during the last three years. Lease rates are expected to continue to decrease in the remainder of 2000.



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




                                           RMI COVERED HOPPER RAILCAR
                                           MANAGEMENT PROGRAM 79-1


                                            By: PLM Investment Management, Inc.
                                                Manager


                                            By: /s/ Stephen M. Bess

                                                  Stephen M. Bess
                                                  President



Date:  November 6, 2000                     By: /s/ Richard K Brock

                                                        Richard K Brock
                                                        Vice President and
                                                        Chief Financial Officer