Form 10-K
period 2000-12-31
RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
filed 2001-03-22
CIK 311250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-K


         [x]      Annual  Report   Pursuant  to  Section  13  or  15(d)  of  the
                  Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000.

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

         Aggregate Market Value of Voting Stock: N/A

         An index of exhibits filed with this Form 10-K is located at page 10.

         Total number of pages in this report:  18

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

IMI manages 6 private railcar management programs and two public railcar programs. Each of the programs involves a distinct group of railcars and are managed separately, with all funds from each management program administered separately. The railcars owned by investors in each pool are subject to separate leases.

(B)   Sale and Availability of Cars

Program investors originally purchased a total of 777 cars for a price per car ranging from $48,000 to $50,000, which included commencement fees and other fees. The Program closed April 30, 1981. Subsequent to the close of the Program, 324 cars have been sold or destroyed and 35 cars have been added to the fleet. As of December 31, 2000, 488 cars were in the Program, all of which were on lease except for 117 cars which came offlease on December 31, 2000.

(C)   Management

The investors were offered the option of entering into a 10-year management agreement (Management Agreement) with IMI, pursuant to which IMI has acted as the investors' agent for the purpose of managing and leasing the investors' car or cars. Pursuant to the original Management Agreement and extensions thereof, IMI receives a management fee on a per car basis at a fixed rate each month, plus an incentive management fee equal to 15% of "Net Earnings" (as defined in the Management Agreement) over $750 per car per quarter. The weighted-average monthly rental rate per car in 2000 was $267.

All 371 cars under lease in the Program are operating under fixed payment, full service lease agreements. Additional mileage revenue above the fixed lease payments may also be earned for certain cars.

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

(E)   Demand

Demand for covered hopper cars, which are specifically designed to service the agricultural industry, continued to experience weakness during 2000. The US agribusiness industry serves a domestic market that is relatively mature, the future growth of which is expected to be consistent but modest. Most domestic grain rail traffic moves to food processors, poultry breeders, and feed lots. The more volatile export business, which accounts for approximately 30% of total grain shipments, serves emerging and developing nations. In these countries, demand for protein-rich foods is growing more rapidly than in the United States, due to higher population growth, a rapid pace of industrialization, and rising disposable income.

Within the United States, 2000 carloadings of agricultural products decreased 2% compared to 1999. Other factors contributing to the softness in demand for covered hopper cars is the large number of new cars built during the last few years and the improved utilization of covered hoppers by the railroads. As in 1999, covered hopper cars whose leases expired in 2000, were either placed into storage or renewed at considerably lower rental rates.

ITEM 2.       PROPERTIES

At December 31, 2000, the Program had no properties except for the 488 cars being managed under the Program, as described in Item 1(c). The Manager of the Program maintains its principal office at One Market, Steuart Street Tower, Suite 800, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Program.

ITEM 3.       LEGAL PROCEEDINGS

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Program's owners during the last quarter of its fiscal year ended December 31, 2000.

                                     PART II


ITEM 5.       MARKET FOR THE PROGRAM'S EQUITY AND RELATED EQUITY MATTERS

None.



ITEM 6.       SELECTED FINANCIAL DATA

Table 1, below, lists selected financial data for the five years ended December 31, 2000, prepared on a cash basis, for the Program, as a whole and on a per car basis, computed on a weighted-average available car per day basis (the weighted-average available cars per day was 489 for 2000):

                                     TABLE 1

                                                                      For the years ended December 31,

                                            2000             1999            1998             1997             1996
                                       ----------------------------------------------------------------------------------

    TOTAL PROGRAM

    Total revenues collected            $  1,631,724     $  2,314,123    $   2,621,980    $  2,444,571     $  2,538,209

    Expenses paid                           (698,889)        (697,664)        (656,156)       (598,904)        (645,807)


                                       ----------------------------------------------------------------------------------
    Excess of revenues collected
      over expenses paid                $    932,835     $  1,616,459    $   1,965,824    $  1,845,667     $  1,892,402
                                       ==================================================================================

      Distributions to or on
        behalf of investors             $  1,319,610     $  1,941,463    $   1,909,390    $  1,864,121     $  1,809,722
                                       ==================================================================================


    Per car available (computed
      on a weighted-average car
      per day basis)

    Total revenues collected            $      3,334     $      4,768    $       5,453    $      5,158     $      5,310

    Expenses paid                             (1,428)          (1,438)          (1,365)         (1,264)          (1,351)

                                       ----------------------------------------------------------------------------------
    Excess of revenues collected
      over expenses paid                $      1,906     $      3,330    $       4,088    $      3,894     $      3,959
                                       ==================================================================================


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

Comparison of the Program's Revenues Collected, Expenses Paid and Other Changes in Cash for the Years Ended December 31, 2000 and 1999

Revenues collected:

1. Lease receipts decreased to $1,586,688 for the year ended December 31, 2000, from $2,245,736 for the comparable period in 1999. A $607,881 decrease in lease receipts was due to lower average leases rates during the comparable periods, a $45,676 decrease in lease receipts was due to the timing of receipt of revenues during the comparable periods, and a $5,491 decrease was due to two cars being destroyed during 2000.

2. Interest and other income decreased to $45,036 for the year ended December 31, 2000, from $68,387 for the comparable period in 1999. The decrease was primarily due to lower interest income earned as a result of lower average cash balances during 2000 when compared to 1999.

Expenses paid:

1. Management fees decreased to $230,284 for the year ended December 31, 2000, from $293,408 for the comparable period in 1999. The decrease was primarily due to lower incentive fees paid to IMI resulting from reduced cash flows to the Program for 2000 compared to 1999. In 2000, $7,110 in incentive fees were paid to IMI, compared to $73,004 in 1999.

2. Repairs and maintenance expense increased to $409,963 for the year ended December 31, 2000, from $344,705 for the comparable period in 1999. The increase in repairs and maintenance expense was primarily due to the timing of payments of expenses during comparable period.

3. Insurance expense decreased to $7,403 for the year ended December 31, 2000, from $15,549 in 1999. The decrease is primarily due to the timing of payments for the annual premium for liability and physical damage insurance.

4. Property taxes decreased to $11,488 for the year ended December 31, 2000, from $13,858 for the comparable period in 1999. The decrease was primarily due to the timing of payments for these expenses during the comparable periods, as the tax rates and number of cars owned by the Program remained relatively constant.

5. Accounting and legal fees increased to $8,461 for the year ended December 31, 2000, from $6,418 for the comparable period in 1999. The increase was primarily due to higher professional service costs in 2000 compared to 1999.

6. Storage, repositioning and other expenses increased to $31,290 for the year ended 2000, from $23,726 in 1999. The increases are due to: $4,510 increases in data processing expenses; $2,494 of higher repositioning expenses resulting from more cars being transferred to new lessees during 2000 compared to 1999; and a $1,173 of higher bank service charge. These increases were partially offset by a decrease of $613 of other expenses.

Other changes in cash:

1. Prepaid mileage, reimbursable repairs and other expenses are composed primarily of receipts of mileage credits from railroads which are due to lessees, net of reimbursable repairs from lessees. Funds decreased by $27,928 due to these activities during the year ended December 31, 2000, compared to a decrease of $37,375 in 1999. The decrease between comparable periods is primarily due to the timing of net receipts and repayments of these funds by the Program.

2. During 2000, two cars were destroyed for which the Program received and paid to the investors insurance proceeds of $54,748. In addition, during 2000, proceeds of $1,994 were received and paid to an investor for a car that was destroyed in 1999. During 1999, three cars were destroyed for which the Program received and paid to investors insurance proceeds of $97,502.

3. During 2000, no railcars were transferred between investors in the Program. During 1999, the Program received proceeds of $131,000 for six railcars that were transferred between investors in the Program. The Program paid $127,220 net of commission to investors that sold the cars.

4. No commissions were paid during 2000. Commissions of $3,780 were paid to the Manager during 1999 for cars that were transferred between investors during 1999.

As a result of the foregoing, the Program distributed $1,319,610 to investors in the year ended December 31, 2000 compared to $1,941,463 distributed in 1999.

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

4. Storage, repositioning and other expenses increased to $23,726 for the year ended 1999, from $10,098 for the comparable period in 1998. The increase is primarily due to more cars transferred between lessees resulting in higher repositioning expenses during 1999 when compared to 1998.

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

As a result of the foregoing, the Program distributed $1,941,463 to investors in the year ended December 31, 1999 compared to $1,909,390 distributed in 1998.

Certain of the Program's railcars operate in Canada. Although these operations expose the Program to certain currency, political, credit, and economic risks, the Manager believes that these risks are minimal or has implemented strategies to control the risks. Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars, is conducted in United States
(US) dollars. Political risks are minimized by avoiding operations in countries that do not have a stable judicial system and established commercial business laws. Although these credit support mechanisms allow the Program to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the Manager strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Canadian lease receipts accounted for 1% of total lease receipts of the Program in 2000.

INFLATION

Inflation did not significantly impact the Program's operations in 2000, 1999, or 1998.

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

OUTLOOK FOR THE FUTURE

The cars in the Program are lower capacity than those built in the last six to seven years. Better equipment utilization by the railroads, combined with little or no growth in the number of grain car loadings in recent years, has led to an imbalance in the supply/demand equation. Consequently, many of the lower capacity cars are now in storage. The Program has avoided placing significant number of cars into storage by reducing the rental rates on the cars significantly. Lease rates are expected to continue to decrease in 2001.

Factors that may effect the Program's operating performance in 2001 and beyond include the following:

(1)  Repricing Risk

Certain of the Program's railcars will be remarketed as existing leases expire, exposing the Program to repricing risk/opportunity. The Manager intends to re-lease railcars at prevailing market rates; however, the Manager cannot predict these future rates with any certainty at this time, and cannot accurately assess the effect of such activity on the future performance of the Program. Demand for covered hopper cars, which are specifically designed to service the agricultural industry, experienced weakness during 2000 and this is expected to continue during 2001.

(2)  Impact of Government Regulations on Future Operations

The federal government and the railroad industry itself regulate the use and maintenance of railcars. The Federal Railroad Association issues regulations regarding the repair and maintenance of the railcars. The American Association of Railroads, a self regulating industry organization, also sets standards and facilitates the collection and payments within the industry regarding use of and repairs to the railcars. Such regulations and standards may impose restrictions and financial burdens on the Program's ability to operate the equipment profitably. All railcars are subject to substantial safety and operating regulations. From time to time, these regulations may require extensive and expensive modifications of the railcars. In some instances, a regulation may necessitate the removal of certain railcars from service.

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

The Manager believes the Program will have sufficient liquidity in the future.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Program's primary market risk exposure is that of currency devaluation risk. During 2000, 1% of the Program's total lease revenues came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Statements of Revenues Collected and Expenses Paid and Other Changes in Cash for the three years ended December 31, 2000, are included on the Index to Financial Statements as part of Item 14(a) of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE



None.

                     (This space intentionally left blank.)

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:

Name              Age  Position
----------------- ---- ---------------------------------------------------------
Stephen M. Bess   55   President, PLM Financial Services, Inc., PLM Investment
                       Management, Inc. and PLM Transportation Equipment
                       Corporation, Director of PLM Financial Services, Inc.

Richard K Brock   38   Vice President and Chief Financial Officer, PLM Financial
                       Services, Inc., PLM Investment Management, Inc. and
                       PLM Transportation Equipment Corporation,
                       Director of PLM Financial Services, Inc.

Susan C. Santo    38   Vice President, Secretary, and General Counsel,
                       PLM Financial Services, Inc.,
                       Director of PLM Financial Services, Inc.

Stephen M. Bess was appointed a Director of PLM Financial Services, Inc. in July 1997. Mr. Bess has served as President of PLM Investment Management, Inc., an indirect wholly-owned subsidiary of PLM International, since August 1989, and as an executive officer of certain other of PLM International's subsidiaries or affiliates since 1982.

Richard K Brock was appointed a Director of PLM Financial Services, Inc. in October 1, 2000. Mr. Brock was appointed as Vice President and Chief Financial Officer of PLM International and PLM Financial Services, Inc. in January 2000, having served as Acting Chief Financial Officer since June 1999 and as Vice President and Corporate Controller of PLM International and PLM Financial Services, Inc. since June 1997. Prior to June 1997, Mr. Brock served as an accounting manager beginning in September 1991 and as Director of Planning and General Accounting beginning in February 1994.

Susan C. Santo was appointed a Director of PLM Financial Services, Inc., a subsidiary of PLM International, in October 1, 2000. Miss Santo was appointed as Vice President, Secretary, and General Counsel of PLM International and PLM Financial Services, Inc. in November 1997. She has worked as an attorney for PLM International and PLM Financial Services, Inc. since 1990 and served as its Senior Attorney from 1994 until her appointment as General Counsel.

The directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM Financial Services, Inc., PLM Transportation Equipment Corp., or PLM Investment Management, Inc.

ITEM 11.      EXECUTIVE COMPENSATION

The Program has no directors, officers, or employees. The Program has no pension, profit-sharing, retirement, or similar benefit plan in effect as of December 31, 2000.


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

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      (a)          TRANSACTIONS WITH MANAGEMENT AND OTHERS

                    During 2000, $230,284 in management fees were paid to the Manager by participants in the Program.

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

               10.2 Form of Amendment to Management  Agreement  incorporated  by reference to the Program's Annual Report on Form 10-K dated December 31, 1999 filed with the Securities and Exchange Commission on March 22, 2000.

               10.3 Form   of   Second   Amendment   to   Management   Agreement
                    incorporated by reference to the Program's Annual Report on Form 10-K dated December 31, 1999 filed with the Securities and Exchange Commission on March 22, 2000.

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


                                      RMI COVERED HOPPER RAILCAR
                                      MANAGEMENT PROGRAM 79-1
Date:     March 21, 2001              Registrant


                                      By:  PLM Investment Management, Inc.
                                      Manager


                                      By:  /s/ Stephen M. Bess
                                           -----------------------------------
                                           Stephen M. Bess
                                           Chief Executive Officer and President


                                      By:  /s/ Richard K Brock
                                           ----------------------------------
                                           Richard K Brock
                                           Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following directors of IMI on the dates indicated.

      NAME                                    CAPACITY            DATE
      ----                                    --------            ----


*
-------------------------------
Stephen M. Bess                               Director            March 21, 2001


*
-------------------------------
Richard K Brock                               Director            March 21, 2001


*
-------------------------------
Susan C. Santo                                Director            March 21, 2001


* Susan C. Santo, by signing her name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.



                                                /s/ Susan C. Santo
                                                -----------------------------
                                                Susan C. Santo
                                                Attorney-in-Fact

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1

                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))


                                                                         PAGE
                                                                         ----

Independent Auditors' Report                                                13

Statements of revenues collected and expenses paid and
   other changes in cash for the years ended December 31,
   2000, 1999, and 1998                                                     14

Notes to the statements of revenues collected and expenses
   paid and other changes in cash                                       15--16

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether these financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements were prepared to present the revenues collected and expenses paid and other changes in cash of RMI Covered Hopper Railcar Management Program 79-1 pursuant to the management agreement described in Note 1 and are not intended to be a complete presentation of the Program's financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.

In our opinion, the accompanying financial statements present fairly, in all material respects, the revenues collected and expenses paid and other changes in cash of RMI Covered Hopper Railcar Management Program 79-1 for each of the years in the three-year period ended December 31, 2000, on the cash basis of accounting described in Note 1.



San Francisco, California
March 12, 2001

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
               STATEMENTS OF REVENUES COLLECTED AND EXPENSES PAID
                            AND OTHER CHANGES IN CASH
                        For the Years Ended December 31,



                                                                    2000               1999               1998
                                                              -------------------------------------------------------
Revenues collected:
  Lease receipts                                               $   1,586,688        $  2,245,736      $   2,551,476
  Interest and other income                                           45,036              68,387             70,504
                                                               -------------------------------------------------------

    Total revenues collected                                       1,631,724           2,314,123          2,621,980

Expenses paid:
  Management fees                                                    230,284             293,408            288,839
  Repairs and maintenance                                            409,963             344,705            320,437
  Insurance                                                            7,403              15,549             11,183
  Property taxes                                                      11,488              13,858             18,382
  Accounting and legal fees                                            8,461               6,418              7,217
  Storage, repositioning, and other                                   31,290              23,726             10,098
                                                               -------------------------------------------------------

    Total expenses paid                                              698,889             697,664            656,156
                                                               -------------------------------------------------------

Excess of revenues collected over
  expenses paid                                                      932,835           1,616,459          1,965,824
                                                               -----------------------------------------------------

Other increases (decreases) in cash:

  Prepaid mileage, reimbursable repairs,
    and other expenses                                               (27,928)            (37,375)           (52,067)
  Receipt of proceeds from sold or destroyed cars                     56,742              97,502             94,862
  Receipt of proceeds for transfer of car ownership                       --             131,000            269,000
  Payments to investors for sold or destroyed cars                   (56,742)            (97,502)           (94,862)
  Payments to investors for transfer of car ownership                     --            (127,220)          (260,340)
  Distributions to investors                                      (1,319,610)         (1,941,463)        (1,909,390)
  Commission paid                                                         --              (3,780)            (8,660)
                                                               -------------------------------------------------------

Net other decreases in cash                                       (1,347,538)         (1,978,838)        (1,961,457)
                                                               -------------------------------------------------------

Net (decrease) increase in cash                                     (414,703)           (362,379)             4,367

Cash at beginning of year                                            956,616           1,318,995          1,314,628
                                                               -------------------------------------------------------

Cash at end of year                                            $     541,913             956,616      $   1,318,995
                                                               =======================================================











               See accompanying notes to the financial statements.

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
         NOTES TO THE STATEMENTS OF REVENUES COLLECTED AND EXPENSES PAID
                            AND OTHER CHANGES IN CASH
                                December 31, 2000

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

      As of December 31, 2000, monthly management fees of $38 per car are charged directly to the individual investors with respect to cars being managed pursuant to five-year extensions made to the original management agreements which had an original term of ten years. In addition, IMI earns an incentive management fee equal to 15% of Net Earnings (as defined in the original Management Agreement) over earnings of $750 per car per quarter.

      At December 31, 2000,  1999,  and 1998,  488 cars, 490 cars, and 485 cars, respectively which were owned by the investors, were being managed by IMI under the Program. As of December 31, 2000, all cars except for 117 cars owned by investors were covered by lease arrangements. During 2000, no cars were added to the Program and two cars were destroyed.

3.    REVENUES AND EXPENSES

      Operating revenues and expenses of the Program are pooled and allocated to participants based on available car-days as defined in the Management Agreement. Revenues are earned by placing the railcars under leases, and are generally billed monthly. As of December 31, 2000, all cars except for 117 cars were leased on a fixed rate basis.

      The weighted-average monthly rental rate per car in 2000 was $267. The weighted-average monthly rental rate per car in 1999 was $374. The weighted-average available car per day was 489, 485, 481, for 2000, 1999, and 1998, respectively.

      The lessees accounting for 10% or more of total revenues collected during 2000, 1999, and 1998 were Louis Dreyfus Corp. (22% in 2000, 13% in 1999, and 13% in 1998), Canadian Pacific Railroad (13% in 1999 and 13% in 1998), San Luis Central Railroad Co. (24% in 2000, 17% in 1999, and 16% in 1998), Union Pacific Railroad (12% in 1999 and 19% in 1998), KBSR Railroad (10% in 1998), General Chemical Co. (13% in 2000, 14% in 1999, and 13% in
      1998), Burlington Northern Railroad Co. (10% in 2000), and Con Agra Inc. (12% in 2000).

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
         NOTES TO THE STATEMENT OF REVENUES COLLECTED AND EXPENSES PAID
                            AND OTHER CHANGES IN CASH
                                December 31, 2000

4.    EQUALIZATION RESERVE

      Under the terms of the Management Agreement, IMI may, at its discretion, cause the Program to retain a certain amount of cash (the working capital reserve) to cover future disbursements and to provide for a balanced distribution of funds to the investors each quarter. IMI has determined the working capital reserve at December 31, 2000, 1999, and 1998 to be $419,882, $603,179, and $836,155, respectively.

5.    GEOGRAPHIC INFORMATION

      Certain of the Program's railcars operate in Canada.

      A limited number of transactions are denominated in foreign currency. Increases and decreases resulting from foreign currency transactions are included in the Statements of Revenues Collected and Expenses Paid and Other Changes in Cash and are not material. Canadian lease receipts accounted for 1% of total lease receipts of the Program in 2000.



















                    (This space is intentionally left blank)

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1

                                INDEX OF EXHIBITS

EXHIBIT                                                                    PAGE

10.1 Form of Management Agreement *

10.2 Form of Amendment to Management Agreement *

10.3 Form of Second Amendment to Management Agreement *

24.  Power of Attorney 18
-----------------------------
*     Incorporated by reference.  See page 10 of this report.