Form 10-Q
period 2001-03-31
RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
filed 2001-05-09
CIK 311250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q



[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended March 31, 2001.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

                         Commission file number 2-64413
                         ------------------------------


               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
             ------------------------------------------------------
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

Yes    X    No
    -------    -------

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
               STATEMENTS OF REVENUES COLLECTED AND EXPENSES PAID
                            AND OTHER CHANGES IN CASH


                                                         For the Three Months
                                                            Ended March 31,
                                                      --------------------------
                                                        2001             2000
                                                      ---------       ---------

Revenues collected:
  Lease receipts                                      $ 305,672       $ 421,343
  Interest and other income                               6,999          11,738
                                                      ---------       ---------
      Total revenues collected                          312,671         433,081

Expenses paid:
  Management fees                                        55,632          59,295
  Repairs and maintenance                                77,848         159,743
  Property taxes                                          2,772           1,364
  Accounting and legal fees                               5,405           6,171
  Storage, repositioning and other                       12,570           6,818
                                                      ---------       ---------
      Total expenses paid                               154,227         233,391
                                                      ---------       ---------

Excess of revenues collected
  over expenses paid                                    158,444         199,690
                                                      ---------       ---------

Other increases (decreases) in cash:

  Prepaid mileage, reimbursable repairs
    and other expenses                                   18,537          30,814
  Distributions to investors                           (192,888)       (388,911)
                                                      ---------       ---------
Net other decreases in cash                            (174,351)       (358,097)
                                                      ---------       ---------

Net decrease in cash                                    (15,907)       (158,407)

Cash at beginning of period                             541,913         956,616
                                                      ---------       ---------

Cash at end of period                                 $ 526,006       $ 798,209
                                                      =========       =========









                 See accompanying notes to financial statements.

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
         NOTES TO THE STATEMENTS OF REVENUES COLLECTED AND EXPENSES PAID
                            AND OTHER CHANGES IN CASH
                                 March 31, 2001



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

2.   Operations

As of March 31, 2001, 488 cars, which are owned by the investors, were being managed by IMI under the Program. All of the cars except 141 cars were on lease as of March 31, 2001. As of March 31, 2000, 490 cars, which were owned by the investors, were being managed by IMI under the Program. All of the cars except six cars were on lease as of March 31, 2000. During the three months ending March 31, 2001 and 2000, no cars were added to the Program and no cars were sold or destroyed.

3.   Equalization reserve

Under the terms of the management agreement, IMI may, at its discretion, cause the Program to retain a certain amount of cash (the working capital reserve) to cover future disbursements and provide for a balanced distribution of funds to the investors each quarter. IMI has determined the working capital reserve at March 31, 2001, to be $480,766 ($419,882 at December 31, 2000).









                      (this space intentionally left blank)

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I) RESULTS OF OPERATIONS

Comparison of RMI Covered Hopper Railcar Management Program 79-1 (the Program) Revenues Collected, Expenses Paid and Other Changes in Cash for the Three Months Ended March 31, 2001 and 2000

Revenues collected:

(1) Lease receipts decreased to $305,672 in the first quarter of 2001, from $421,343 in the first quarter of 2000. A $108,135 decrease in lease receipts was due to 141 cars being off-lease during the first quarter of 2001 compared to six cars being off-lease during the first quarter of 2000. A $92,157 decrease in lease receipts was due to lower average lease rates during the comparable periods, and a $1,020 decrease was due to two cars being destroyed during 2000. This decrease was partially offset by an increase in lease receipts of $85,641 due to the timing of receipt of revenues during the comparable periods.

(2) Interest and other income decreased to $6,999 in the first quarter of 2001, from $11,738 in the first quarter of 2000. The decrease was primarily due to lower interest income earned as a result of lower average cash balances during the first quarter of 2001 when compared to the same quarter of 2000.

Expenses paid:

(1) Management fees decreased to $55,632 in the first quarter of 2001, from $59,295 in the first quarter of 2000. The decrease was primarily due to no incentive fees being paid to PLM Investment Management, Inc. (IMI) in the first quarter of 2001 compared to $3,435 in incentive fees that were paid to IMI in the first quarter of 2000.

(2) Repairs and maintenance expense decreased to $77,848 in the first quarter of 2001, from $159,743 in the first quarter of 2000. A decrease in repairs and maintenance expense of $57,458 was due to 141 cars being off-lease during the first quarter of 2001 compared to six cars being off-lease in the first quarter of 2000. A decrease in repairs and maintenance expense of $24,437 was due to the timing of payments of expenses during comparable period.

(3) Property taxes increased to $2,772 in the first quarter of 2001, from $1,364 for the comparable period in 2000. The increase was primarily due to the timing of payments for these expenses during the comparable periods, as the tax rates and number of cars owned by the Program remained relatively constant.

(4) Accounting and legal fees decreased to $5,405 in the first quarter of 2001, from $6,171 in the first quarter of 2000. A decrease in accounting and legal fees of $1,986 was due to the timing of payments for these expenses during the comparable periods. The decrease was partially offset by an increase in accounting and legal fees of $1,220 due to the increase in cost of these professional services.

(5) Storage, repositioning and other expenses increased to $12,570 in the first quarter of 2001, from $6,818 for the comparable period in 2000. The increase was primarily due to the timing of payments for these expenses during the comparable periods.

Other changes in cash:

Reimbursable prepaid mileage, repairs and other expenses are composed primarily of receipts of mileage credits from railroads which are due to lessees, net of reimbursable repairs due from lessees. Net receipts were $18,537 in the first quarter of 2001 compared to net receipts of $30,814 in the first quarter of 2000. The difference between comparable periods was due primarily to the timing of receipts and repayments of these funds by the Program.

The Program distributed $192,888 to investors in the three months ended March 31, 2001 compared to $388,911 in the three months ended March 31, 2000.

The Program's performance in the three months ended March 31, 2001 is not necessarily indicative of future periods.

(II) FORWARD-LOOKING INFORMATION

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



                           RMI COVERED HOPPER RAILCAR
                           MANAGEMENT PROGRAM 79-1


                           By: PLM Investment Management, Inc.
                               Manager


                           By: /s/ Stephen M. Bess
                               ------------------------------
                               Stephen M. Bess
                               President



Date:  May 7, 2001         By: /s/ Richard K Brock
                           --------------------------------
                               Richard K Brock
                               Vice President and
                               Chief Financial Officer