Form 10-Q
period 2001-06-30
RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
filed 2001-08-13
CIK 311250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q



     [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended June 30, 2001.

     [-] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

                         Commission file number 2-64413
                             -----------------------


               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
             (Exact name of registrant as specified in its charter)



               California                                     94-2645847
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)

          120 Montgomery Street
      Suite 1350, San Francisco, CA                              94104
          (Address of principal                               (Zip code)
            executive offices)


        Registrant's telephone number, including area code (415) 445-3201
                             -----------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    No  --

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
               STATEMENTS OF REVENUES COLLECTED AND EXPENSES PAID
                            AND OTHER CHANGES IN CASH


                                                               For the Three Months                For the Six Months
                                                                  Ended June 30,                     Ended June 30,
                                                               2001             2000             2001             2000
                                                          -------------------------------------------------------------------

Revenues collected:
  Lease receipts                                          $     219,190    $     435,280    $     524,862    $     856,623
  Interest and other income                                       5,181           10,939           12,180           22,677
                                                          -------------------------------------------------------------------
      Total revenues collected                                  224,371          446,219          537,042          879,300
                                                          -------------------------------------------------------------------

Expenses paid:
  Management fees                                                55,632           55,860          111,264          115,155
  Repairs and maintenance                                        60,066           99,717          137,914          259,460
  Property taxes                                                    146            2,249            2,918            3,613
  Accounting and legal fees                                       2,637              772            8,042            6,943
  Storage, repositioning and other                                3,868            8,109           16,438           14,927
                                                          -------------------------------------------------------------------
      Total expenses paid                                       122,349          166,707          276,576          400,098
                                                          -------------------------------------------------------------------

Excess of revenues collected
  over expenses paid                                            102,022          279,512          260,466          479,202
                                                          -------------------------------------------------------------------

Other increases (decreases) in cash:

  Prepaid mileage, reimbursable repairs
    and other expenses                                           11,074             (445)          29,611           30,369
  Receipt of proceeds from sold or destroyed cars                    --            1,994               --            1,994

  Distributions to investors                                    (99,900)        (392,000)        (292,788)        (780,911)
                                                          -------------------------------------------------------------------
Net other decreases in cash                                     (88,826)        (390,451)        (263,177)        (748,548)
                                                          -------------------------------------------------------------------

Net increase (decrease) in cash                                  13,196         (110,939)          (2,711)        (269,346)

Cash at beginning of period                                     526,006          798,209          541,913          956,616
                                                          -------------------------------------------------------------------

Cash at end of period                                     $     539,202    $     687,270    $     539,202    $     687,270
                                                          ===================================================================











                 See accompanying notes to financial statements.

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
         NOTES TO THE STATEMENTS OF REVENUES COLLECTED AND EXPENSES PAID
                            AND OTHER CHANGES IN CASH
                                  June 30, 2001



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

2.   OPERATIONS

As of June 30, 2001, 488 cars, which are owned by the investors, were being managed by IMI under the Program. All of the cars, except 141 cars were on lease as of June 30, 2001. As of June 30, 2000, 490 cars, which are owned by the investors, were being managed by IMI under the Program. All of the cars were on lease as of June 30, 2000. During the six months ended June 30, 2001, no cars were added to the Program and no cars were sold or destroyed. During the six months ended June 30, 2000, no cars were added to the Program and no cars were sold or destroyed.

3.   EQUALIZATION RESERVE

Under the terms of the management agreement, IMI may, at its discretion, cause the Program to retain a certain amount of cash (the working capital reserve) to cover future disbursements and provide for a balanced distribution of funds to the investors each quarter. IMI has determined the working capital reserve at June 30, 2001, to be $485,188 ($419,882 at December 31, 2000).









                      (This space intentionally left blank)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I) RESULTS OF OPERATIONS

Comparison of RMI Covered Hopper Railcar Management Program 79-1 (the Program) Revenues Collected, Expenses Paid and Other Changes in Cash for the Three Months Ended June 30, 2001 and 2000

REVENUES COLLECTED:

(1) Lease receipts decreased to $219,190 in the second quarter of 2001, from $435,280 in the second quarter of 2000. A decrease in lease receipts of $108,135 was due to 141 cars being off lease during the second quarter of 2001, and a decrease in lease receipts of $44,089 was due to the timing of receipt of revenue. A $63,866 decrease in lease receipts was due to lower average lease rates during the comparable periods. ` (2) Interest and other income decreased to $5,181 in the second quarter of 2001, from $10,939 in the second quarter of 2000. The decrease was primarily due to a decrease in interest income earned as a result of lower average cash balances during the second quarter of 2001 compared to the same period of 2000.

EXPENSES PAID:

(1) Management fees decreased to $55,632 in the second quarter of 2001 from $55,860 in the second quarter of 2000.

(2) Repairs and maintenance payments decreased to $60,066 in the second quarter of 2001, from $99,717 in the second quarter of 2000. A decrease of $49,036 in repairs and maintenance resulted from major repairs required on certain railcars in the fleet during the second quarter of 2000, which were not needed during the same period of 2001. This decrease was partially offset by an increase in repairs and maintenance payments of $9,385 due to the timing of payments during the comparable periods.

(3) Property taxes decreased to $146 in the second quarter of 2001, from $2,249 in the second quarter of 2000. The decrease is primarily due to the timing of payments for these expenses during the comparable periods, as the tax rates remained relatively constant.

(4) Accounting and legal fees increased to $2,637 in the second quarter of 2001, from $772 in the second quarter of 2000. An increase in accounting and legal fees of $7,171 was due to the higher cost of professional services. The increase was partially offset by a decrease in accounting and legal fees of $5,306 due to the timing of payments during the comparable periods.

(5) Storage, repositioning and other expenses decreased to $3,868 in the second quarter of 2001, from $8,109 for the comparable period in 2000. The decrease was primarily due to lower repositioning expenses resulting from less cars being transferred to new lessees during 2001 when compared to 2000.

OTHER CHANGES IN CASH:

(1) Prepaid mileage, reimbursable repairs and other expenses are composed primarily of receipts of mileage credits from railroads which are due to lessees, net of reimbursable repairs due from lessees. Net receipts were $11,074 in the second quarter of 2001, as compared to net payments of $445 in the second quarter of 2000. The difference between the comparable periods was due primarily to the timing of receipts and repayments of these funds by the Program.

(2) No cars were destroyed or sold during the second quarter of 2001 or 2000. During the second quarter of 2000, however, proceeds of $1,994 were received for a car that was destroyed in 1999; these proceeds were paid to an investor during the third quarter of 2000.

The Program distributed $99,900 to investors in the three months ended June 30, 2001 compared to $392,000 in the three months ended June 30, 2000.

The Program's performance in the three months ended June 30, 2001 is not necessarily indicative of future periods.

COMPARISON OF RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1 REVENUES COLLECTED, EXPENSES PAID AND OTHER CHANGES IN CASH FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000


REVENUES COLLECTED:

(1) Lease receipts decreased to $524,862 for the six months ended June 30, 2001, from $856,623 for the comparable period in 2000. A decrease in lease receipts of $216,270 was due to 141 cars being offlease and $157,043 was due to lower average lease rates for the majority of railcars during the comparable periods. The decrease in lease receipts was partially offset by an increase in lease receipts of $41,552 due to the timing of lease receipts.

(2) Interest and other income decreased to $12,180 for the six months ended June 30, 2001, from $22,677 for the comparable period of 2000. The decrease was primarily due to a decrease in interest income earned as a result of lower average cash balances during the six months ended June 30, 2001 compared to the same period of 2000.

EXPENSES PAID:

(1) Management fees decreased to $111,264 for the six months ended June 30, 2001, from $115,155 in the six months ended June 30, 2000. The decrease was primarily due to lower incentive fees paid to IMI resulting from reduced cash flows for the six months ended June 30, 2001 compared to same period of 2000. In the six months ended June 30, 2001, no incentive fees were paid to IMI, compared to $7,110 in the six months ended June 30, 2000.

(2) Repairs and maintenance payments decreased to $137,914 for the six months ended June 30, 2001, from $259,460 in the six months ended June 30, 2000. A decrease of $106,494 in repairs and maintenance resulted from major repairs required on certain railcars in the fleet during the six months ended June 30, 2000, which were not needed during the same period of 2001. A decrease in repairs and maintenance payments of $15,052 was due to the timing of payments during the comparable periods.

(3) Property taxes decreased to $2,918 for the six months ended June 30, 2001, from $3,613 for the comparable period in 2000. The decrease is primarily due to the timing of payments for these expenses during the comparable period, as the tax rates remained relatively constant.

(4) Accounting and legal fees increased to $8,042 for the six months ended June 30, 2001, from $6,943 for the six months ended June 30, 2000. The increase was primarily due to higher professional service costs in the six months ended June 30, 2001 compared to the same period of 2000.

(5) Storage, repositioning and other expenses increased to $16,438 for the six months ended June 30, 2001, from $14,927 for the comparable period in 2000. The increase was primarily due to the timing of payments for these expenses during the six months ended June 30, 2001 compared to the same period of 2000.

OTHER CHANGES IN CASH:

(1) Prepaid mileage, reimbursable repairs and other expenses are composed primarily of receipts of mileage credits from railroads which are due to lessees, net of reimbursable repairs due from lessees. Net receipts were $29,611 for the six months ended June 30, 2001, compared to net receipts of $30,369 for the six months ended June 30, 2000. The difference between the comparable periods was due primarily to the timing of receipts and repayments of these funds by the Program.

(2) During the six months ended June 30, 2001 and 2000, no cars were destroyed or sold. During the six months ended June 30, 2000, however, proceeds of $1,994 were received for a car that was destroyed in 1999; these proceeds were paid to an investor during the third quarter of 2000.

The Program distributed $292,788 to investors in the six months ended June 30, 2001 compared to $780,911 in the six months ended June 30, 2000.

The Program's performance in the six months ended June 30, 2001 is not necessarily indicative of future periods.

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

(IV) OUTLOOK FOR THE FUTURE

The cars in the Program are lower capacity than those built in the last six to seven years. Better equipment utilization by the railroads, combined with little or no growth in the number of grain car loadings in recent years, has led to an imbalance in the supply/demand equation (i.e., supply of cars exceeding relative demand). Consequently, many of the lower capacity cars are now in storage. The Program has avoided placing additional cars into storage by reducing the rental rates on the cars significantly. Lease rates are expected to continue to decrease for the remainder of 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           RMI COVERED HOPPER RAILCAR
                           MANAGEMENT PROGRAM 79-1


                           By: PLM Investment Management, Inc.
                               Manager


                           By: /s/ Stephen M. Bess
                               ------------------------------
                               Stephen M. Bess
                               President
                               Current Chief Accounting Officer



Date:  August 10, 2001