Form 10-Q
period 2001-09-30
RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
filed 2001-11-13
CIK 311250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended September 30, 2001.

[ ]       Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
          Exchange Act of 1934 For the transition period from   to

                         Commission file number 2-64413
                              ---------------------

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


        Registrant's telephone number, including area code (415) 445-3201
                              ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    No ______
    -------

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
          CONDENSED STATEMENTS OF REVENUES COLLECTED AND EXPENSES PAID
                            AND OTHER CHANGES IN CASH
                                   (UNAUDITED)

                                                               For the Three Months                For the Nine Months
                                                                Ended September 30,                Ended September 30,
                                                               2001             2000             2001             2000
                                                          -------------------------------------------------------------------

Revenues collected:
  Lease receipts                                          $     178,609    $     375,266    $     703,471    $   1,231,889
  Interest and other income                                       4,847            9,238           17,027           31,915
                                                          -------------------------------------------------------------------
      Total revenues collected                                  183,456          384,504          720,498        1,263,804
                                                          -------------------------------------------------------------------

Expenses paid:
  Management fees                                                55,746           59,459          167,010          174,614
  Repairs and maintenance                                        55,237           66,227          193,151          325,687
  Property taxes                                                  1,174            1,345            4,092            4,958
  Accounting and legal fees                                       1,185              706            9,227            7,649
  Storage, repositioning and other                                1,256            7,260           17,694           22,187
                                                          -------------------------------------------------------------------
      Total expenses paid                                       114,598          134,997          391,174          535,095
                                                          -------------------------------------------------------------------

Excess of revenues collected
  over expenses paid                                             68,858          249,507          329,324          728,709
                                                          -------------------------------------------------------------------

Other increases (decreases) in cash:

  Prepaid mileage, reimbursable repairs
    and other expenses                                          (23,477)         (50,478)           6,134          (20,109)
  Receipt of proceeds from destroyed cars                        27,203           54,748           27,203           56,742
  Payments to investors for destroyed cars                      (27,203)         (56,742)         (27,203)         (56,742)
  Distributions to investors                                    (95,801)        (293,998)        (388,589)      (1,074,909)
                                                          -------------------------------------------------------------------
Net other decreases in cash                                    (119,278)        (346,470)        (382,455)      (1,095,018)
                                                          -------------------------------------------------------------------

Net decrease in cash                                            (50,420)         (96,963)         (53,131)       (366,309)

Cash at beginning of period                                     539,202          687,270          541,913          956,616
                                                          -------------------------------------------------------------------

Cash at end of period                                     $     488,782    $     590,307    $     488,782    $     590,307
                                                          ===================================================================












       See accompanying notes to unaudited condensed financial statements.

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
      NOTES TO THE CONDENSED STATEMENTS OF REVENUES COLLECTED AND EXPENSES
                         PAID AND OTHER CHANGES IN CASH
                                   (Unaudited)



1. BASIS OF PRESENTATION

RMI Covered Hopper Railcar Management Program 79-1 (the Program) is not a legal entity. The statements of revenues collected and expenses paid and other changes in cash (the Statements) of the Program are presented on the cash basis of accounting, used for reporting to investors in the Program in accordance with the Management Agreement with PLM Investment Management, Inc. (IMI). Under the cash basis of accounting, revenues are recognized when received, rather than when earned, and expenses are recognized when paid, rather than when the obligation is incurred. Accordingly, the Statements are not intended to present the financial position or results of operations or cash flows of the Program in accordance with accounting principles generally accepted in the United States of America.

2. OPERATIONS

As of September 30, 2001, 488 cars, which are owned by the investors, were being managed by IMI under the Program. There were 141 cars off lease as of September 30, 2001. As of September 30, 2000, 488 cars, which are owned by the investors, were being managed by IMI under the Program. All of the cars were covered by lease agreements as of September 30, 2000. During the nine months ended September 30, 2001, one car was added to the Program and one car was destroyed. During the nine months ended September 30, 2000, no cars were added to the Program and two cars were destroyed.

3. EQUALIZATION RESERVE

Under the terms of the management agreement, IMI may, at its discretion, cause the Program to retain a certain amount of cash (the working capital reserve) to cover future disbursements and provide for a balanced distribution of funds to the investors each quarter. IMI has determined the working capital reserve at September 30, 2001, to be $422,176 ($419,882 at December 31, 2000).









                      (this space intentionally left blank)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I) RESULTS OF OPERATIONS

Comparison of RMI Covered Hopper Railcar Management Program 79-1 (the Program) Revenues Collected, Expenses Paid and Other Changes in Cash for the Three Months Ended September 30, 2001 and 2000

REVENUES COLLECTED:

(1) Lease receipts decreased to $178,609 in the third quarter of 2001, from $375,266 in the third quarter of 2000. The decrease was due to the following:
     a) A decrease in lease receipts of $108,135 was due to 141 cars being off lease during the third quarter of 2001.
     b) A decrease in lease receipts of $57,783 was due to lower average lease rates for railcars during the comparable periods.
     c) A decrease in lease receipts of $30,739 was due to the timing of receipt of revenue.

(2) Interest and other income decreased to $4,847 in the third quarter of 2001, from $9,238 in the third quarter of 2000. The decrease was primarily due to a decrease in interest income earned as a result of lower average cash balances during the third quarter of 2001 compared to the same period of 2000.

EXPENSES PAID:

(1) Management fees decreased to $55,746 in the third quarter of 2001 from $59,459 in the third quarter of 2000. The decrease was primarily due to no incentive fees paid to PLM Investment Management, Inc. (IMI) during the third quarter of 2001.

(2) Repairs and maintenance expense decreased to $55,237 in the third quarter of 2001, from $66,227 in the third quarter of 2000. A decrease of $10,990 in repairs and maintenance resulted from major repairs required on certain railcars in the fleet during the third quarter of 2000, which were not needed during the same period of 2001.

(3) Property taxes and other decreased to $1,174 in the third quarter of 2001 from $1,345 in the third quarter of 2000. The decrease is primarily due to the timing of payments for these expenses during the comparable periods, as the tax rates and number of cars owned by the Program remained relatively constant.

(4) Accounting and legal fees increased to $1,185 in the third quarter of 2001 from $706 in the third quarter of 2000. The increase was primarily due to the timing of payments of these expenses during the comparable periods.

(5) Storage, repositioning and other expenses decreased to $1,256 in the third quarter of 2001, from $7,260 in the third quarter of 2000. The decrease was primarily due to lower repositioning expenses resulting from fewer cars being transferred to new lessees during 2001 compared to 2000.

OTHER CHANGES IN CASH:

(1) Prepaid mileage, reimbursable repairs and other expenses are composed primarily of receipts of mileage credits from railroads which are due to lessees, net of reimbursable repairs due from lessees. Net payments were $23,477 in the third quarter of 2001 compared to net payments of $50,478 in the third quarter of 2000. The difference between the comparable periods was due primarily to the timing of receipts and repayments of these funds by the Program.

(2) One car was destroyed during the third quarter of 2001. The Program received proceeds of $27,203 for the destroyed car and these proceeds were paid to the investor. During the third quarter of 2000, two cars were destroyed for which the Program received and paid to investors proceeds of $54,748. In addition, during the third quarter of 2000, proceeds of $1,994 were paid to the investor for a car that was destroyed in 1999.

The Program distributed $95,801 to investors in the three months ended September 30, 2001 compared to $293,998 in the three months ended September 30, 2000.

The Program's performance in the three months ended September 30, 2001 is not necessarily indicative of future periods.

COMPARISON OF RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1 (THE PROGRAM) REVENUES COLLECTED, EXPENSES PAID AND OTHER CHANGES IN CASH FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

REVENUES COLLECTED:

(1) Lease receipts decreased to $703,471 for the nine months ended September 30, 2001, from $1,231,889 for the comparable period in 2000. The decrease was due to the following: a) A decrease in lease receipts of $216,270 was due to 141 cars being off lease in 2001. b) A decrease of $322,961 was due to lower average lease rates for railcars during the comparable periods. c) These decreases in lease receipts were partially offset by an increase in lease receipts of $10,813 due to the timing of lease receipts.

(2) Interest and other income decreased to $17,027 for the nine months ended September 30, 2001, from $31,915 for the comparable period of 2000. The decrease was primarily due to a decrease in interest income earned as a result of lower average cash balances during the nine months ended September 30, 2001 compared to the same period of 2000.

EXPENSES PAID:

(1) Management fees decreased to $167,010 for the nine months ended September 30, 2001, from $174,614 in the nine months ended September 30, 2000. The decrease was primarily due to lower incentive fees paid to IMI resulting from reduced cash flows to the Program for the nine months ended September 30, 2001 compared to same period of 2000. In the nine months ended September 30, 2001, no incentive fees were paid to IMI, compared to $7,110 in the nine months ended September 30, 2000.

(2) Repairs and maintenance expense decreased to $193,151 for the nine months ended September 30, 2001, from $325,687 in the nine months ended September 30, 2000. A decrease in repairs and maintenance expense of $37,368 was due to the timing of payments during the comparable periods. A decrease of $95,168 in repairs and maintenance resulted from major repairs required on certain railcars in the fleet during the nine months ended September 30, 2000, which were not needed during the same period of 2001.

(3) Property taxes and other decreased to $4,092 for the nine months ended September 30, 2001, from $4,958 for the comparable period in 2000. The decrease is primarily due to the timing of payments for these expenses during the comparable periods, as the tax rates and number of cars owned by the Program remained relatively constant.

(4) Accounting and legal fees increased to $9,227 for the nine months ended September 30, 2001, from $7,649 for the nine months ended September 30, 2000. The increase was primarily due to higher professional service costs in the nine months ended September 30, 2001 compared to the same period of 2000.

(5) Storage, repositioning and other expenses decreased to $17,694 for the nine months ended September 30, 2001, from $22,187 for the comparable period in 2000. The decrease was due to lower repositioning expenses resulting from fewer cars being transferred to new lessees during 2001 compared to 2000.

OTHER CHANGES IN CASH:

(1) Prepaid mileage, reimbursable repairs and other expenses are composed primarily of receipts of mileage credits from railroads which are due to lessees, net of reimbursable repairs due from lessees. Net receipts were $6,134 for the nine months ended September 30, 2001, compared to net payments $20,109 for the nine months ended September 30, 2000. The difference between the comparable periods was due primarily to the timing of receipts and repayments of these funds by the Program.

(2) During the nine months ended September 30, 2001, one car was destroyed. The proceeds of $27,203 were paid to an investor. During the nine months ended September 30, 2000, two cars were destroyed for which the Program received and paid to the investors insurance proceeds of $54,748. In addition, during the nine months ended September 30, 2000, proceeds of $1,994 were received and paid to an investor for a car that was destroyed in 1999.

The Program distributed $388,589 to investors in the nine months ended September 30, 2001 compared to $1,074,909 in the nine months ended September 30, 2000.

The Program's performance in the nine months ended September 30, 2001 is not necessarily indicative of future periods.

(II) LIQUIDITY AND CAPITAL RESOURCES

The Program's operating funds are committed to payment of operating expenses, management fees, and making cash distributions to the investors. The Program intends to finance these activities with funds generated from operations. The Manager knows of no demands or commitments that might adversely affect the liquidity of the Program.

(III) OUTLOOK FOR THE FUTURE

The cars in the Program are lower capacity than those built in the last six to seven years. Better equipment utilization by the railroads, combined with little or no growth in the number of grain car loading in recent years, has led to an imbalance in the supply/demand equation (i.e., supply of cars exceeding relative demand). Consequently, many of the lower capacity cars, as well as the newer higher capacity cars, are now in storage. The Program has avoided placing additional cars into storage by reducing the rental rates on the cars significantly. Lease rates are expected to continue to decrease in the remainder of 2001, and additional cars may be placed into storage before the supply/demand imbalance is corrected.

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



                               RMI COVERED HOPPER RAILCAR
                               MANAGEMENT PROGRAM 79-1


                               By: PLM Investment Management, Inc.
                               Manager


                               By: /s/ Stephen M. Bess
                                   ------------------------------
                                   Stephen M. Bess
                                   President and
                                   Current Chief Accounting Officer



Date:  November 13, 2001