Form 10-K
period 2001-12-31
RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
filed 2002-03-27
CIK 311250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-K


     [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001.

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

                                     PART I

ITEM 1. BUSINESS

(A) Background

In 1979, PLM Investment Management, Inc. (IMI or Manager), a wholly owned subsidiary of PLM Financial Services, Inc. (FSI), sponsored the public offering of the management program RMI Covered Hopper Railcar Management Program 79-1 (the Registrant or the Program). The Program was registered with the Securities and Exchange Commission under the Securities Act of 1933. The Program offered to investors, meeting certain suitability standards, the opportunity to purchase from PLM Transportation Equipment Corporation (TEC), a wholly-owned subsidiary of FSI, one or more 100-ton triple covered hopper, 4,700 or 4,750 cubic foot, railroad cars with center pockets, gravity discharge, and trough hatches (car or cars).

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

IMI manages 6 private railcar management programs and two public railcar programs. Each of the programs involves a distinct group of railcars and is managed separately, with all funds from each management program administered separately. The railcars owned by investors in each pool are subject to separate leases.

(B) Sale and Availability of Cars

Program investors originally purchased a total of 777 cars for a price per car ranging from $48,000 to $50,000, which included commencement fees and other fees. The Program closed April 30, 1981. Subsequent to the close of the Program, 327 cars have been sold or destroyed and 37 cars have been added to the fleet. As of December 31, 2001, 487 cars were in the Program, all of which were on lease except for 195 cars that came off lease on December 31, 2001. During 2001, two cars were added to the Program and three cars were destroyed.

(C) Management

The investors were offered the option of entering into a 10-year management agreement (Management Agreement) with IMI, pursuant to which IMI has acted as the investors' agent for the purpose of managing and leasing the investors' car or cars. Pursuant to the original Management Agreement and extensions thereof, IMI receives a management fee on a per car basis at a fixed rate each month, plus an incentive management fee equal to 15% of "Net Earnings" (as defined in the Management Agreement) over $750 per car per quarter. The weighted-average monthly rental rate per car in 2001 was $165.

All 292 cars under lease in the Program are operating under fixed payment, full service lease agreements. Additional mileage revenue above the fixed lease payments may also be earned for certain cars.

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

(E) Demand

Demand for covered hopper railcars, which are specifically designed to service the grain industry, continued to experience weakness during 2001; carloadings were down 2% compared to 2000 volumes. The United States agribusiness industry serves a domestic market that is relatively mature, the future growth of which is expected to be consistent but modest. Most domestic grain rail traffic moves to food processors, poultry breeders, and feedlots. The more volatile export business, which accounts for approximately 30% of total grain shipments, serves emerging and developing nations. In these countries, demand for protein-rich foods is growing more rapidly than in the United States, due to higher population growth, a rapid pace of industrialization, and rising disposable income. Other factors contributing to the softness in demand for covered hopper cars are the large number of new cars built during the last few years and the improved utilization of covered hoppers by the railroads.

ITEM 2. PROPERTIES

At December 31, 2001, the Program had no properties except for the 487 cars being managed under the Program, as described in Item 1(c). The Manager of the Program maintains its principal office at 120 Montgomery Street, Suite 1350, San Francisco, California 94104. All office facilities are provided by FSI without reimbursement by the Program.

ITEM 3. LEGAL PROCEEDINGS

None.




ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Program's owners during the last quarter of its fiscal year ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR THE PROGRAM'S EQUITY AND RELATED EQUITY MATTERS

None.

ITEM 6. SELECTED FINANCIAL DATA

Table 1, below, lists selected financial data for the five years ended December 31, 2001, prepared on a cash basis, for the Program, as a whole and on a per car basis, computed on a weighted-average available car per day basis (the weighted-average available cars per day was 488 for 2001):

                                                                      TABLE 1

                                                            For the years ended December 31,

                                         2001            2000             1999             1998            1997
                                    ----------------------------------------------------------------------------------

TOTAL PROGRAM

Total revenues collected             $    970,582    $   1,631,724    $  2,314,123     $  2,621,980    $  2,444,571

Expenses paid                            (532,133)   $    (698,889)       (697,664)        (656,156)       (598,904)
                                     ---------------------------------------------------------------------------------
Excess of revenues collected
  over expenses paid                 $    438,449    $     932,835    $  1,616,459     $  1,965,824    $  1,845,667
                                     =================================================================================

  Distributions to investors         $    437,489    $   1,319,610    $  1,941,463     $  1,909,390    $  1,864,121
                                     =================================================================================


PER CAR AVAILABLE (COMPUTED
  ON A WEIGHTED-AVERAGE CAR
  PER DAY BASIS)

Total revenues collected             $      1,990    $       3,334    $      4,768     $      5,453    $      5,158

Expenses paid                              (1,091)          (1,428)         (1,438)          (1,365)         (1,264)
                                     ---------------------------------------------------------------------------------
Excess of revenues collected
  over expenses paid                 $        899    $       1,906    $      3,330     $      4,088    $      3,894
                                     =================================================================================










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

COMPARISON OF THE PROGRAM'S REVENUES COLLECTED, EXPENSES PAID AND OTHER CHANGES IN CASH FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

Revenues collected:

1. Lease receipts decreased to $946,568 for the year ended December 31, 2001, from $1,586,688 for the comparable period in 2000. A $504,101 decrease in lease receipts was due to lower average lease rates during the comparable periods, a $131,742 decrease in lease receipts was due to the off lease cars during the comparable periods, and a $4,277 decrease was due to a net decrease of one car in the Program in 2001.

2. Interest and other income decreased to $24,014 for the year ended December 31, 2001, from $45,036 for the comparable period in 2000. The decrease was due to lower interest income earned as a result of lower average cash balances and lower interest rates during 2001 compared to 2000.

Expenses paid:

1. Management fees decreased to $222,908 for the year ended December 31, 2001, from $230,284 for the comparable period in 2000. The decrease was primarily due to lower incentive fees paid to IMI resulting from reduced cash flows to the Program for 2001 compared to 2000. In 2001, no incentive fees were paid to IMI, compared to $7,110 in 2000.

2. Repairs and maintenance expense decreased to $250,189 for the year ended December 31, 2001, from $409,963 for the comparable period in 2000. A decrease of $160,380 in repairs and maintenance resulted from major repairs in 2000, which were not needed in 2001. A decrease in payments of $447 was due to the timing of payments of expenses during comparable period. These decreases were partially offset by an increase of $1,053 which was due to three cars being destroyed during 2001.

3. Property taxes decreased to $8,000 for the year ended December 31, 2001, from $11,488 for the comparable period in 2000. The decrease was primarily due to the timing of payments for these expenses during the comparable periods, as the tax rates and number of cars owned by the Program remained relatively constant.

4. Accounting and legal fees increased to $10,128 for the year ended December 31, 2001, from $8,461 for the comparable period in 2000. The increase was primarily due to higher professional service costs in 2001 compared to 2000.

5. Storage, repositioning and other expenses increased to $33,061 for the year ended 2001, from $31,290 in 2000. The increase was due to a $7,726 of higher repositioning expenses resulting from more cars being transferred to new lessees during 2001 compared to 2000 and an increase of $110 of other expenses. These increases were offset by a decrease of $2,690 related to bank service charges and a $3,375 decrease in data process expenses.

Other changes in cash:

1. Prepaid mileage, reimbursable repairs and other expenses are composed primarily of receipts of mileage credits from railroads which are due to lessees, net of reimbursable repairs from lessees. Funds increased to $16,551 due to these activities during the year ended December 31, 2001, compared to payments of $27,928 in 2000. The decrease between comparable periods is primarily due to the timing of net receipts and repayments of these funds by the Program.

2. During 2001, three cars were destroyed for which the Program received and paid to the investors insurance proceeds of $73,718.

As a result of the foregoing, the Program distributed $437,489 to investors in the year ended December 31, 2001 compared to $1,319,610 distributed in 2000.

COMPARISON OF THE PROGRAM'S REVENUES COLLECTED, EXPENSES PAID AND OTHER CHANGES IN CASH FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

Revenues collected:

1. Lease receipts decreased to $1,586,688 for the year ended December 31, 2000, from $2,245,736 for the comparable period in 1999. A $607,881 decrease in lease receipts due to lower average leases rates during the comparable periods, a $45,676 decrease in lease receipts was due to the timing of receipt of revenues during the comparable periods, and a $5,491 decrease was due to two cars being destroyed during 2000.

2. Interest and other income decreased to $45,036 for the year ended December 31, 2000, from $68,387 for the comparable period in 1999. The decrease was primarily due to lower interest income earned as a result of lower average cash balances during 2000 compared to 1999.

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

Other changes in cash:

1. Prepaid mileage, reimbursable repairs and other expenses are composed primarily of receipts of mileage credits from railroads, which are due to lessees, net of reimbursable repairs from lessees. Funds decreased by $27,928 due to these activities during the year ended December 31, 2000, compared to a decrease of $37,375 in 1999. The decrease between comparable periods is primarily due to the timing of net receipts and repayments of these funds by the Program.

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

Certain of the Program's railcars operate in Canada. Although these operations expose the Program to certain currency, political, credit, and economic risks, the Manager believes that these risks are minimal or has implemented strategies to control the risks. Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars, is conducted in United States
(US) dollars. Political risks are minimized by avoiding operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by US banks to cash deposits. Although these credit support mechanisms allow the Program to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the Manager strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Canadian lease receipts accounted for 3% of total lease receipts of the Program in 2001.

Inflation

Inflation did not significantly impact the Program's operations in 2001, 2000, or 1999.


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

Outlook for the Future

The cars in the Program are lower capacity than those built in the last six to seven years. Better equipment utilization by the railroads, combined with little or no growth in the number of grain car loading in recent years, has led to an imbalance in the supply/demand equation (i.e., supply of cars exceeding relative demand). Consequently, many of the lower capacity cars, as well as the newer higher capacity cars, are now in storage. The Program has avoided placing additional cars into storage by reducing the rental rates on the cars significantly. Lease rates are expected to continue to decrease in 2002.

Factors that may effect the Program's operating performance in 2002 and beyond include the following:

(1) Repricing Risk

Certain of the Program's railcars will be remarketed as existing leases expire, exposing the Program to repricing risk/opportunity. The Manager intends to re-lease railcars at prevailing market rates; however, the Manager cannot predict these future rates with any certainty at this time, and cannot accurately assess the effect of such activity on the future performance of the Program. Demand for covered hopper cars, which are specifically designed to service the agricultural industry, experienced weakness during 2001 and this is expected to continue during 2002.

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






ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Program's primary market risk exposure is that of currency devaluation risk. During 2001, 3% of the Program's total lease revenues came from non-United States domiciled lessees. Most of the leases require payment in US currency. If these lessees currency devalues against the US dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Statements of Revenues Collected and Expenses Paid and Other Changes in Cash for the three years ended December 31, 2001, are included on the Index to Financial Statements as part of Item 14(a) of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     (a)  Disagreements with Accountants on Accounting and Financial Disclosures

          None

     (b)  Changes in Accountants

          In September 2001, the General Partner announced that the Partnership had engaged Deloitte & Touche LLP as the Partnership's auditors and had dismissed KPMG LLP. KPMG LLP issued unqualified opinions on the 1999 and 2000 financial statements. During 1999, 2000 and the subsequent interim period preceding such dismissal, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.












                     (This space intentionally left blank.)

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:

Name                                     Age     Position
---------------------------------------- ------- ------------------------------------------------------------------


Gary D. Engle                            52      Director, PLM Financial Services, Inc., PLM Investment
                                                 Management Inc., and PLM Transportation Equipment Corp.

James A. Coyne                           41      Director and Secretary, PLM Financial Services Inc., PLM
                                                 Investment Management, Inc., and PLM Transportation Equipment
                                                 Corp.

Stephen M. Bess                          55      President and Director, PLM Financial Services, Inc., PLM
                                                 Investment Management Inc., and PLM Transportation Equipment
                                                 Corp.

Gary D. Engle was appointed a Director of PLM Financial Services, Inc. in January 2002. He was appointed a director of PLM International, Inc. in February 2001. He is a director and President of MILPI. Since November 1997, Mr. Engle has been Chairman and Chief Executive Officer of Semele Group Inc. ("Semele"), a publicly traded company. Mr. Engle is President and Chief Executive Officer of Equis Financial Group ("EFG"), which he joined in 1990 as Executive Vice President. Mr. Engle purchased a controlling interest in EFG in December 1994. He is also President of AFG Realty, Inc.

James A. Coyne was appointed a Director and Secretary of PLM Financial Services Inc. in April 2001. He was appointed a director of PLM International, Inc in February 2001. He is a director, Vice President and Secretary of MILPI. Mr. Coyne has been a director, President and Chief Operating Officer of Semele since 1997. Mr. Coyne is Executive Vice President of Equis Corporation, the general partner of EFG. Mr. Coyne joined EFG in 1989, remained until 1993, and rejoined in November 1994.

Stephen M. Bess was appointed a Director of PLM Financial Services, Inc. in July 1997. Mr. Bess was appointed President of PLM Financial Services, Inc. in October 2000. He was appointed President and Chief Executive Officer of PLM International, Inc. in October 2000. Mr. Bess was appointed President of PLM Investment Management, Inc. in August 1989, having served as Senior Vice President of PLM Investment Management, Inc. beginning in February 1984 and as Corporate Controller of PLM Financial Services, Inc. beginning in October 1983. He served as Corporate Controller of PLM, Inc. beginning in December 1982. Mr. Bess was Vice President-Controller of Trans Ocean Leasing Corporation, a container leasing company, from November 1978 to November 1982, and Group Finance Manager with the Field Operations Group of Memorex Corporation, a manufacturer of computer peripheral equipment, from October 1975 to November 1978.

The directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director and executive officer of PLM Financial Services, Inc., PLM Transportation Equipment Corp., or PLM Investment Management, Inc.

ITEM 11. EXECUTIVE COMPENSATION

The Program has no directors, officers, or employees. The Program has no pension, profit-sharing, retirement, or similar benefit plan in effect as of December 31, 2001.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)  TRANSACTIONS  WITH  MANAGEMENT  AND OTHERS
          During 2001, $222,908 in management fees were paid to the Manager by participants in the Program.

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


                                    RMI COVERED HOPPER RAILCAR
                                    MANAGEMENT PROGRAM 79-1
Date:     March 27, 2002            Registrant


                                    By:  PLM Investment Management, Inc.
                                         Manager


                                    By:  /s/ Stephen M. Bess
                                         -----------------------------------
                                         Stephen M. Bess
                                         President and
                                         Current Chief Accounting Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following directors of IMI on the dates indicated.

      Name                          Capacity                     Date




/s/ Gary D. Engle
----------------------------
Gary D. Engle                        Director, FSI                March 27, 2002




/s/ James A. Coyne
-----------------------------
James A. Coyne                       Director, FSI                March 27, 2002




/s/ Stephen M. Bess
-----------------------------
Stephen M. Bess                      Director, FSI                March 27, 2002

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1

                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))


                                                                           PAGE

Independent Auditors' Reports                                             13-14

Statements of revenues collected and expenses paid and
   other changes in cash for the years ended December 31,
   2001, 2000, and 1999                                                      15

Notes to the  statements of revenues collected and expenses
   paid and other changes in cash                                         16-17

INDEPENDENT AUDITORS' REPORT




The Equipment Owners in
RMI Covered Hopper Railcar Management Program 79-1:

We have audited the statement of revenues collected and expenses paid and other changes in cash of RMI Covered Hopper Railcar Management Program 79-1 (the "Program") for the year ended December 31, 2001. This financial statement is the responsibility of the Program's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We have conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statement was prepared to present the revenues collected and expenses paid and other changes in cash of RMI Covered Hopper Railcar Management Program 79-1 pursuant to the management agreement described in Note 1 and are not intended to be a complete presentation of the Program's financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.

In our opinion, such financial statement presents fairly, in all material respects, the revenues collected and expenses paid and other changes in cash of the Program for the year ended December 31, 2001, on the cash basis of accounting described in Note 1.




/s/ Deloitte & Touche LLP

Certified Public Accountants

Tampa, Florida
March 8, 2002

INDEPENDENT AUDITORS' REPORT



The Equipment Owners in
RMI Covered Hopper Railcar Management Program 79-1:

We have audited the statements of revenues collected and expenses paid and other changes in cash of RMI Covered Hopper Railcar Management Program 79-1 ("the Program") for each of the years in the two-year period ended December 31, 2000. These financial statements are the responsibility of the Program's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the revenues collected and expenses paid and other changes in cash of RMI Covered Hopper Railcar Management Program 79-1 for each of the years in the two-year period ended December 31, 2000, on the cash basis of accounting described in Note 1.




/s/ KPMG LLP

SAN FRANCISCO, CALIFORNIA
March 12, 2001

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
               STATEMENTS OF REVENUES COLLECTED AND EXPENSES PAID
                            AND OTHER CHANGES IN CASH
                        For the Years Ended December 31,



                                                                    2001               2000               1999
                                                              -------------------------------------------------------
Revenues collected:
  Lease receipts                                               $     946,568      $    1,586,688      $   2,245,736
  Interest and other income                                           24,014              45,036             68,387
                                                               -------------------------------------------------------

    Total revenues collected                                         970,582           1,631,724          2,314,123
                                                               -------------------------------------------------------

Expenses paid:
  Management fees                                                    222,908             230,284            293,408
  Repairs and maintenance                                            250,189             409,963            344,705
  Insurance                                                            7,847               7,403             15,549
  Property taxes                                                       8,000              11,488             13,858
  Accounting and legal fees                                           10,128               8,461              6,418
  Storage, repositioning, and other                                   33,061              31,290             23,726
                                                               -------------------------------------------------------

    Total expenses paid                                              532,133             698,889            697,664
                                                               -------------------------------------------------------

Excess of revenues collected over
  expenses paid                                                      438,449             932,835          1,616,459
                                                               -----------------------------------------------------

Other increases (decreases) in cash:

  Prepaid mileage, reimbursable repairs,
    and other expenses                                                16,551             (27,928)           (37,375)
  Receipt of proceeds from sold or destroyed cars                     73,718              56,742             97,502
  Receipt of proceeds for transfer of car ownership                       --                  --            131,000
  Payments to investors for sold or destroyed cars                   (73,718)            (56,742)           (97,502)
  Payments to investors for transfer of car ownership                     --                  --           (127,220)
  Distributions to investors                                        (437,489)         (1,319,610)        (1,941,463)
  Commission paid                                                         --                  --             (3,780)
                                                               -------------------------------------------------------

Net other decreases in cash                                         (420,938)         (1,347,538)        (1,978,838)
                                                               -------------------------------------------------------

Net increase (decrease) in cash                                       17,511            (414,703)          (362,379)

Cash at beginning of year                                            541,913             956,616          1,318,995
                                                               -------------------------------------------------------

Cash at end of year                                            $     559,424      $      541,913      $     956,616
                                                               =======================================================









               See accompanying notes to the financial statements.

               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
         NOTES TO THE STATEMENTS OF REVENUES COLLECTED AND EXPENSES PAID
                            AND OTHER CHANGES IN CASH

1.   BASIS OF PRESENTATION

     RMI Covered Hopper Railcar Management Program 79-1 (the Program) is not a legal entity. The statements of revenues collected and expenses paid and other changes in cash (the Statements) of the Program are presented on the cash basis of accounting, used for reporting to investors in the Program in accordance with the Management Agreement with PLM Investment Management, Inc. (IMI). Under the cash basis of accounting, revenues are recognized when received, rather than when earned, and expenses are recognized when paid, rather than when the obligation is incurred. Accordingly, the Statements are not intended to present the financial position, results of operations, or cash flows in accordance with accounting principles generally accepted in the United States of America.

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

     As of December 31, 2001, monthly management fees of $38 per car are charged directly to the individual investors with respect to cars being managed pursuant to five-year extensions made to the original management agreements that had an original term of ten years. In addition, IMI earns an incentive management fee equal to 15% of Net Earnings (as defined in the original Management Agreement) over earnings of $750 per car per quarter.

     At December 31, 2001,  2000,  and 1999,  487 cars,  488 cars, and 490 cars, respectively, which were owned by the investors, were being managed by IMI under the Program. As of December 31, 2001, all cars except for 195 cars owned by investors were covered by lease arrangements. During 2001, two cars were added to the Program and three cars were destroyed.

3.   REVENUES AND EXPENSES

     Operating revenues and expenses of the Program are pooled and allocated to participants based on available car-days as defined in the Management Agreement. Revenues are earned by placing the railcars under leases, and are generally billed monthly. As of December 31, 2001, all cars except for 195 cars were leased on a fixed rate basis.

     The weighted-average monthly rental rate per car in 2001 was $165. The weighted-average monthly rental rate per car in 2000 was $267. The weighted-average available car per day was 488, 489, 485, for 2001, 2000, and 1999, respectively.

     The lessees accounting for 10% or more of total revenues collected during 2001, 2000, and 1999 were Louis Dreyfus Corp. (22% in 2000 and 13% in
     1999), Canadian Pacific Railroad (13% in 1999), San Luis Central Railroad Co. (40% in 2001, 24% in 2000, and 17% in 1999), General Chemical Co. (13%
     in 2000, and 14% in 1999), Burlington Northern Railroad Co. (14% in 2001 and 10% in 2000), and Con Agra Inc. (22% in 2001 and 12% in 2000).






               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
         NOTES TO THE STATEMENT OF REVENUES COLLECTED AND EXPENSES PAID
                            AND OTHER CHANGES IN CASH

4.   EQUALIZATION RESERVE

     Under the terms of the Management Agreement, IMI may, at its discretion, cause the Program to retain a certain amount of cash (the working capital reserve) to cover future disbursements and to provide for a balanced distribution of funds to the investors each quarter. IMI has determined the working capital reserve at December 31, 2001, 2000, and 1999 to be $481,905, $419,882, and $603,179, respectively.

5.   GEOGRAPHIC INFORMATION

     Certain of the Program's railcars operate in Canada.

     A limited number of transactions are denominated in foreign currency. Increases and decreases resulting from foreign currency transactions are included in the Statements of Revenues Collected and Expenses Paid and Other Changes in Cash and are not material. Canadian lease receipts accounted for 3% of total lease receipts of the Program in 2001.



















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








































-----------------------------
*     Incorporated by reference.  See page 10 of this report.