Form 10-Q
period 2002-03-31
RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
filed 2002-05-13
CIK 311250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q



     [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended March 31, 2002.

     [x]  Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
          Exchange Act of 1934 For the transition period from      to

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

          120 Montgomery Street,
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
                                   (Unaudited)


                                                                                       For the Three Months
                                                                                         Ended March 31,
                                                                                     2002             2001
                                                                                ---------------------------------

  Revenues collected:
    Lease receipts                                                               $     190,504    $     305,672
    Interest and other income                                                            2,454            6,999
                                                                                 ---------------------------------
        Total revenues collected                                                       192,958          312,671
                                                                                 ---------------------------------

  Expenses paid:
    Management fees                                                                     55,632           55,632
    Repairs and maintenance                                                             34,156           77,848
    Property taxes                                                                       2,297            2,772
    Accounting and legal fees                                                            2,364            5,405
    Storage, repositioning and other                                                    35,627           12,570
                                                                                 ---------------------------------
        Total expenses paid                                                            130,076          154,227
                                                                                 ---------------------------------

  Excess of revenues collected
    over expenses paid                                                                  62,882          158,444
                                                                                 ---------------------------------

  Other increases (decreases) in cash:

    Prepaid mileage, reimbursable repairs and other expenses                               306           18,537
    Distributions to investors                                                         (48,703)        (192,888)
                                                                                 ---------------------------------
  Net other decreases in cash                                                          (48,397)        (174,351)
                                                                                 ---------------------------------

  Net increase (decrease) in cash                                                       14,485          (15,907)

  Cash at beginning of period                                                          559,424          541,913
                                                                                 ---------------------------------

  Cash at end of period                                                          $     573,909    $     526,006
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


1. BASIS OF PRESENTATION

RMI Covered Hopper Railcar Management Program 79-1 (the Program) is not a legal entity. The condensed statements of revenues collected and expenses paid and other changes in cash (the Statements) of the Program are presented on the cash basis of accounting, used for reporting to investors in the Program in accordance with the Management Agreement with PLM Investment Management, Inc.
(IMI). Under the cash basis of accounting, revenues are recognized when received, rather than when earned, and expenses are recognized when paid, rather than when the obligation is incurred. Accordingly, the Statements are not intended to present the financial position or results of operations or cash flows of the Program in accordance with accounting principles generally accepted in the United States of America. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001 on file at the Securities and Exchange Commission.

2. OPERATIONS

As of March 31, 2002, 487 cars, which are owned by the investors, were being managed by IMI under the Program. There were 195 cars off lease as of March 31, 2002. As of March 31, 2001, 488 cars, which were owned by the investors, were being managed by IMI under the Program. There were 141 cars off lease as of March 31, 2001. During the three months ending March 31, 2002 and 2001, no cars were added to the Program and no cars were sold or destroyed.

3. EQUALIZATION RESERVE

Under the terms of the management agreement, IMI may, at its discretion, cause the Program to retain a certain amount of cash (the working capital reserve) to cover future disbursements and provide for a balanced distribution of funds to the investors each quarter. IMI has determined the working capital reserve at March 31, 2002, to be $519,507 ($481,905 at December 31, 2001).























                      (this space intentionally left blank)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I) RESULTS OF OPERATIONS

Comparison of RMI Covered Hopper Railcar Management Program 79-1 (the Program) Revenues Collected, Expenses Paid and Other Changes in Cash for the Three Months Ended March 31, 2002 and 2001

REVENUES COLLECTED:

(1) Lease receipts decreased to $190,504 in the first quarter of 2002 from $305,672 in the first quarter of 2001. A $79,286 decrease in lease receipts was due to lower average lease rates during the comparable periods and a $35,882 decrease in lease receipts was due to the increase in the number of cars off lease during the comparable periods.

(2) Interest and other income decreased to $2,454 in the first quarter of 2002 from $6,999 in the first quarter of 2001. The decrease was primarily due to lower interest income earned as a result of lower average cash balances during the first quarter of 2002 compared to the same quarter of 2001.

EXPENSES PAID:

(1) Repairs and maintenance expense decreased to $34,156 in the first quarter of 2002 from $77,848 in the first quarter of 2001. A decrease in repairs and maintenance expense of $51,265 was due to the timing of payments of expenses during comparable periods. This decrease was partially offset by an increase in the cost of repairs and maintenance of $7,573.

(2) Property taxes decreased to $2,297 in the first quarter of 2002 from $2,772 for the comparable period in 2001. The decrease was primarily due to the timing of payments for these expenses during the comparable periods, as the tax rates and number of cars owned by the Program remained relatively constant.

(3) Accounting and legal fees decreased to $2,364 in the first quarter of 2002 from $5,405 in the first quarter of 2001. A decrease in accounting and legal fees of $3,819 was due to the lower cost of these professional services during the comparable periods. This decrease was partially offset by an increase of $778 due to the timing of payments.

(4) Storage, repositioning and other expenses increased to $35,627 in the first quarter of 2002 from $12,570 for the comparable period in 2001. The increase was due to $26,954 of higher storage expense and an increase of $3,468 in repositioning expense due to the increase in the number of off lease railcars during comparable periods. These increases were partially offset by a decrease of $7,365 in other expenses.

OTHER CHANGES IN CASH:

Reimbursable repairs, prepaid mileage and other expenses are composed primarily of receipts of mileage credits from railroads that are due to lessees, net of reimbursable repairs due from lessees. Net receipts were $306 in the first quarter of 2002 compared to net receipts of $18,537 in the first quarter of 2001. The difference between comparable periods was due primarily to the timing of receipts and repayments of these funds by the Program.

The Program distributed $48,703 to investors in the three months ended March 31, 2002 compared to $192,888 in the three months ended March 31, 2001.

The Program's performance in the three months ended March 31, 2002 is not necessarily indicative of future periods.






(II) LIQUIDITY AND CAPITAL RESOURCES

The Program's operating funds are committed to the payment of operating expenses, management fees, and making cash distributions to the investors. The Program intends to finance these activities with funds generated from operations. The Manager knows of no demands or commitments that might adversely affect the liquidity of the Program.

(III) OUTLOOK FOR THE FUTURE

The cars in the Program are lower capacity than those built in the last six to seven years. Better equipment utilization by the railroads, combined with little or no growth in the number of grain car loadings in recent years, has led to an imbalance in the supply/demand equation (i.e., supply of cars exceeding relative demand). Consequently, many of the lower capacity cars, as well as the newer higher capacity cars, are now in storage. The Program has avoided placing additional cars into storage by reducing the rental rates on the cars significantly. Lease rates are expected to continue to decrease in the remainder of 2002, and additional cars may be placed into storage before the supply/demand imbalance is corrected.

(IV) FORWARD-LOOKING INFORMATION

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



                                RMI COVERED HOPPER RAILCAR
                                MANAGEMENT PROGRAM 79-1

                                By: PLM Investment Management, Inc.
                                    Manager


Date:  May 13, 2002             By: /s/ Stephen M. Bess
                                    ----------------------------------
                                    Stephen M. Bess
                                    President and
                                    Current Chief Accounting Officer