Form 10-Q
period 2002-06-30
RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
filed 2002-08-14
CIK 311250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ___________________
                                    FORM 10-Q



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR  THE  FISCAL  QUARTER  ENDED  JUNE  30,  2002.

     [  ]    TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
             SECURITIES  EXCHANGE  ACT  OF  1934
             FOR  THE  TRANSITION  PERIOD  FROM              TO

                         COMMISSION FILE NUMBER 2-64413
                             _______________________


               RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
             (Exact name of registrant as specified in its charter)



               CALIFORNIA                                 94-2645847
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                  Identification No.)

      450 CARILLON PARKWAY SUITE 200
           ST. PETERSBURG, FL                                33716
          (Address of principal                            (Zip code)
            executive offices)



        Registrant's telephone number, including area code (727) 803-8200
                             _______________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X  No  ______
    ----

                        RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
                   CONDENSED STATEMENTS OF REVENUES COLLECTED AND EXPENSES PAID
                                   AND OTHER CHANGES IN CASH
                                         (UNAUDITED)



                                                    For the Three Months          For the Six Months
                                                        Ended June 30,               Ended June 30,
                                                  2002               2001        2002        2001
                                                --------          --------     --------     ------

Revenues collected:
  Lease receipts                         $     123,705       $    219,190   $ 314,209   $ 524,862
  Interest and other income                      2,305              5,181       4,759      12,180
                                         -------------       ------------   ----------  ----------
      Total revenues collected                 126,010            224,371     318,968     537,042


Expenses paid:
  Management fees                               55,556             55,632     111,188     111,264
  Repairs and maintenance                       24,764             60,066      58,920     137,914
  Property taxes                                   226                146       2,523       2,918
  Accounting and legal fees                      2,631              2,637       4,995       8,042
  Storage, repositioning and other               9,874              3,868      45,501      16,438
                                         -------------       ------------   ----------  ----------
      Total expenses paid                       93,051            122,349     223,127     276,576

Excess of revenues collected
  over expenses paid                            32,959            102,022      95,841     260,466

Other increases (decreases) in cash:

  Prepaid mileage, reimbursable repairs
    and other expenses                         (16,838)            11,074     (16,532)     29,611
  Receipts of proceeds from sold cars          192,000                 --     192,000          --
  Payments to investors for sold cars         (127,880)                --    (127,880)         --
  Commission paid                               (7,680)                --      (7,680)         --
  Distributions to investors                   (24,351)           (99,900)    (73,054)   (292,788)
                                         -------------       ------------   ----------  ----------
Net other increase (decrease) in cash           15,251            (88,826)    (33,146)   (263,177)


Net increase (decrease) in cash                 48,210             13,196      62,695      (2,711)

Cash at beginning of period                    573,909            526,006     559,424     541,913
                                         -------------       ------------   ----------  ----------
Cash at end of period                    $     622,119       $    539,202   $ 622,119   $ 539,202
                                         =============       ============   ==========  ==========
















       See accompanying notes to unaudited condensed financial statements.

                  RMI COVERED HOPPER RAILCAR MANAGEMENT PROGRAM 79-1
         NOTES TO THE CONDENSED STATEMENTS OF REVENUES COLLECTED AND EXPENSES
                            PAID AND OTHER CHANGES IN CASH
                                     (UNAUDITED)



1.    Basis  of  Presentation
      -----------------------

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

2.    Operations
      ----------

As of June 30, 2002, 455 cars, which are owned by the investors, were being managed by IMI under the Program. There were 189 cars off lease as of June 30, 2002. As of June 30, 2001, 488 cars, which are owned by the investors, were being managed by IMI under the Program. There were 141 cars off lease as of June 30, 2001. During the six months ended June 30, 2002, no cars were added to the Program and 32 cars were sold or destroyed. During the six months ended June 30, 2001, no cars were added to the Program and no cars were sold or destroyed.

3.    Equalization  reserve
      ---------------------

Under the terms of the management agreement, IMI may, at its discretion, cause the Program to retain a certain amount of cash (the working capital reserve) to cover future disbursements and provide for a balanced distribution of funds to the investors each quarter. IMI has determined the working capital reserve at June 30, 2002, to be $484,631 ($481,905 at December 31, 2001).






















                      (This space intentionally left blank)

Item  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
             -------------------------------------------------------------------
RESULTS  OF  OPERATIONS
    -------------------

(I)     RESULTS  OF  OPERATIONS

Comparison  of  RMI Covered Hopper Railcar Management Program 79-1 (the Program)
--------------------------------------------------------------------------------
Revenues Collected, Expenses Paid and Other Changes in Cash for the Three Months
--------------------------------------------------------------------------------
Ended  June  30,  2002  and  2001
---------------------------------

REVENUES  COLLECTED:

(1) Lease receipts decreased to $123,705 in the second quarter of 2002 from $219,190 in the second quarter of 2001. A decrease in lease receipts of $57,815 was due to lower average lease rates during the comparable periods and a decrease in lease receipts of $37,670 was due to the increase in the number of cars off lease in the second quarter of 2002 compared to the same period of 2001.

(2) Interest and other income decreased to $2,305 in the second quarter of 2002 from $5,181 in the second quarter of 2002. The decrease was primarily due to a decrease in interest income earned as a result of lower average cash balances during the second quarter of 2002 compared to the same period of 2001.

EXPENSES  PAID:

(1) Repairs and maintenance payments decreased to $24,764 in the second quarter of 2002 from $60,066 in the second quarter of 2001. A decrease of $55,458 in repairs and maintenance resulted from major repairs required on certain railcars in the fleet during the second quarter of 2001, which were not needed during the same period of 2002. This decrease was partially offset by an increase in repairs and maintenance payments of $20,156 due to the timing of payments during the comparable periods.

(2) Property taxes increased to $226 in the second quarter of 2002 from $146 in the second quarter of 2001. The increase is primarily due to the timing of payments for these expenses during the comparable periods, as the tax rates remained relatively constant.

(3) Storage, repositioning and other expenses increased to $9,874 in the second quarter of 2002 from $3,868 for the comparable period in 2001. An increase of $4,721 of storage expense was due to the increase in the number of off lease railcars. Also, an increase of $2,099 in repositioning expense was also due to the increase in the number of off lease railcars during comparable periods. These increases were partially offset by a decrease of $814 in other expenses.

OTHER  CHANGES  IN  CASH:

(1) Prepaid mileage, reimbursable repairs and other expenses are composed primarily of receipts of mileage credits from railroads which are due to lessees, net of reimbursable repairs due from lessees. Net payments were $16,838 in the second quarter of 2002 compared to net receipts of $11,074 in the second quarter of 2001. The difference between the comparable periods was due primarily to the timing of receipts and repayments of these funds by the Program.

(2) During the second quarter of 2002, thirty-two cars were sold. The Program received proceeds of $192,000 for the sold cars and $127,880 were paid to the investors. No cars were destroyed or sold during the second quarter of 2001.

(3) Commission of $7,680 was paid to IMI in the second quarter of 2002 related to the disposition of railcars.

The Program distributed $24,351 to investors in the three months ended June 30, 2002 compared to $99,900 in the three months ended June 30, 2001.

The Program's performance in the three months ended June 30, 2002 is not necessarily indicative of future periods.

Comparison  of  RMI  Covered  Hopper  Railcar  Management  Program 79-1 Revenues
--------------------------------------------------------------------------------
Collected, Expenses Paid and Other Changes in Cash for the Six Months Ended June
--------------------------------------------------------------------------------
30,  2002  and  2001
--------------------

REVENUES  COLLECTED:

(1)  Lease  receipts decreased to $314,209 for the six months ended June
30, 2002, from $524,862 for the comparable period in 2001. A decrease in lease receipts of $114,973 was due to lower average lease rates for the majority of railcars during the comparable periods and a $95,680 decrease in lease receipts was due to the increase in the number of cars off lease in the six months ended June 30, 2002 compared to the same period of 2001.

(2) Interest and other income decreased to $4,759 for the six months ended June 30, 2002, from $12,180 for the comparable period of 2001. The decrease was primarily due to a decrease in interest income earned as a result of lower average cash balances during the six months ended June 30, 2002 compared to the same period of 2001.

EXPENSES  PAID:

(1) Repairs and maintenance payments decreased to $58,920 for the six months ended June 30, 2002, from $137,914 in the six months ended June 30, 2001. A decrease of $47,885 in repairs and maintenance resulted from major repairs required on certain railcars in the fleet during the six months ended June 30, 2001, which were not needed during the same period of 2002. A decrease in repairs and maintenance payments of $31,109 was due to the timing of payments during the comparable periods.

(2) Property taxes decreased to $2,523 for the six months ended June 30, 2002, from $2,918 for the comparable period in 2001. The decrease is primarily due to the timing of payments for these expenses during the comparable period, as tax rates remained relatively constant.

(3) Accounting and legal fees decreased to $4,995 for the six months ended June 30, 2002, from $8,042 for the six months ended June 30, 2001. The decrease was primarily due to lower auditing fee in the six months ended June 30, 2002 compared to the same period of 2001.

(4) Storage, repositioning and other expenses increased to $45,501 for the six months ended June 30, 2002, from $16,438 for the comparable period in 2001. The increase was due to the following:
a) An increase of $13,868 was due to the timing of payments for these expenses during the six months ended June 30, 2002 compared to the same period of 2001.
b) An increase of $9,708 in storage expense was due to the increase in the number of off lease railcars.
c) An increase of $5,487 in repositioning expense was due to the increase in the number of off lease railcars.

OTHER  CHANGES  IN  CASH:

(1) Prepaid mileage, reimbursable repairs and other expenses are composed primarily of receipts of mileage credits from railroads which are due to lessees, net of reimbursable repairs due from lessees. Net payments were $16,532 for the six months ended June 30, 2002, compared to net receipts of $29,611 for the six months ended June 30, 2001. The difference between the comparable periods was due primarily to the timing of receipts and repayments of these funds by the Program.

(2) During the six months ended June 30, 2002, thirty-two cars were sold. The Program received proceeds of $192,000 for the sold cars and $127,880 were paid to the investors. No cars were destroyed or sold during the six months ended June 30, 2001.

(3) Commission of $7,680 was paid to IMI during the six months ended June 30, 2002 related to the disposition of railcars.

The Program distributed $73,054 to investors in the six months ended June 30, 2002 compared to $292,788 in the six months ended June 30, 2001.

The Program's performance in the six months ended June 30, 2002 is not necessarily indicative of future periods.


(II)     LIQUIDITY  AND  CAPITAL  RESOURCES

The Program's operating funds are committed to payment of operating expenses, management fees, and making cash distributions to the investors when available. Currently, the covered hopper railcar market is severely depressed. The net cash generated by the Program has been decreasing over the past several quarters and it is possible that the Program will exhaust its working capital. The owners of the railcars in the Program are personally responsible for funding operating expenses. Thus, the owners maybe required to make additional capital contributions to the Program in the future.

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


                                                By:PLM Investment Management,
                                                   Inc.
                                                   Manager



Date:  August 12, 2002                             By: /s/ Stephen M. Bess
                                                       -------------------
                                                   Stephen  M. Bess
                                                   President  and
                                                   Current  Chief Accounting
                                                   Officer




CERTIFICATION

The undersigned hereby certifies, in their capacity as an officer of the Manager of RMI Covered Hopper Railcar Management Program 79-1 (The Program), that the Quarterly Report of the Program on Form 10-Q for the period ended June 30, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Program at the end of such period and the results of operations of the Program for such period.



                                                 RMI  COVERED  HOPPER  RAILCAR
                                                 MANAGEMENT  PROGRAM  79-1


                                                 By:PLM Investment Management,
                                                    Inc.
                                                    Manager


Date:  August 12, 2002                              By: /s/ Stephen M. Bess
                                                        -------------------
                                                    Stephen  M. Bess
                                                    President  and
                                                    Current  Chief Accounting
                                                    Officer




Date:  August  12, 2002                             By: /s/ James A. Coyne
                                                        ------------------
                                                    James A. Coyne
                                                    Chief  Financial  Officer